Form 10-K
period 1993-12-31
HOME BENEFICIAL CORP
filed 1994-03-22
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 Form 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]
                  For fiscal year ended December 31, 1993
                                    OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                             [NO FEE REQUIRED]
               For the transition period from      to
                       Commission File Number 0-5562

                        HOME BENEFICIAL CORPORATION
          (Exact name of registrant as specified in its charter)

              VIRGINIA                            54-0884714
         (State or other jurisdiction of            (I.R.S. employer

          incorporation or organization)           Identification No.)

      3901 West Broad Street, Richmond, Virginia            23230
       (Address of principal executive office)            (Zip Code)

     Registrant's telephone number, including area code: 804-358-843l

        Securities registered pursuant to Section 12(b) of the Act:
              Title of each class               Name of each exchange
                    None                         on which registered

        Securities registered pursuant to Section 12(g) of the Act:
                           CLASS B COMMON STOCK
                             (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No  [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  The Registrant's Class A Voting Common Stock is closely held and is not publicly traded. The aggregate market value of Class B Non-Voting Common Stock held by nonaffiliates of the Registrant was $203,443,363 as of March 11, 1994.
  Number of shares outstanding of each of the Registrant's classes of common stock as of March 11, 1994:
                        Class                            Shares
                Class A Common Stock                    8,476,576
                  $.3125 Par Value
                Class B Common Stock                    9,462,482
                  $.3125 Par Value

                    Documents Incorporated by Reference
  Part I and Part II of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1993.

                             TABLE OF CONTENTS

                                 PART I


                                                                     PAGE

ITEM 1.  Business

    HOME BENEFICIAL CORPORATION ....................................   4

    BUSINESS OF THE LIFE COMPANY

        General ....................................................   4

        Life Insurance Underwriting ................................   5

        Accident and Health Insurance ..............................   5

        Assets and Investment Policy ...............................   5

        Reserves ...................................................   6

        Reinsurance ................................................   7

        Territory Served and Regulation ............................   7

        Competition ................................................  11

        Dependence Upon Single or a Few Customers ..................  11

        Agency Force and Employees .................................  11

        Industry Segment and Other Information .....................  11

        Foreign Business ...........................................  11


ITEM 2.  Properties ................................................  12

ITEM 3.  Legal Proceedings .........................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders .......  12

                                  PART II

                                                                         PAGE

ITEM 5.  Market for the Registrants' Common Equity and
         Related Stockholder Matters ...................................  13

ITEM 6.  Selected Consolidated Financial Data ..........................  13

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................  13

ITEM 8.  Financial Statements and Supplementary Data ...................  13

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosures .........................................  13


                                 PART III

ITEM 10. Directors and Executive Officers of the Registrant ............  14

ITEM 11. Executive Compensation ........................................  16

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.  20

ITEM 13. Certain Relationships and Related Transactions ................  25


                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 26

SIGNATURES .............................................................  34

                                  PART I


ITEM 1.  Business

                        HOME BENEFICIAL CORPORATION

        Home Beneficial Corporation ("the Corporation") was incorporated in Virginia on March 5, 1970, for the purpose of becoming a holding company for Home Beneficial Life Insurance Company ("the Life Company"), which originated in 1899. On December 31, 1970, pursuant to a Plan of Reorganization proposed by the Board of Directors and approved by the stockholders of the Life Company, the Corporation acquired all of the issued and outstanding capital stock of the Life Company by merger of the Life Company into a wholly-owned subsidiary of the Corporation, the name of which was immediately changed to Home Beneficial Life Insurance Company. At the present time, the Life Company, which is engaged in the life and accident and health insurance business, is the major subsidiary of the Corporation.

        There was no material change in the nature of business done by the Corporation during 1993.


                       BUSINESS OF THE LIFE COMPANY

    General

        The Life Company sells group life insurance and substantially all of the forms of ordinary insurance, including universal life, whole life, term, and annuities, together with accidental death and disability riders. Prior to December 1, 1979, the Life Company also sold weekly premium industrial life insurance, and this line was replaced by a new
    ordinary    line which provides the policyowners more flexibility in
    selecting the mode of payment which best suits their life style.

        Prior to 1960, the Life Company, as primary insurer, had group life insurance in force only for the group insurance issued on the lives of its own employees. Since January 1, 1960, the Life Company has written or reinsured regular group insurance which, as of December 31, 1993, represented approximately 99% of the $5.5 billion group life insurance then in force. Group life insurance in force is subject to wide fluctuation due to varying increases and decreases in the number of employees and coverage per employee under the various group reinsurance programs in which the Life Company participates.

    Life Insurance Underwriting

        Underwriting policy for ordinary applications requires medical exami-nations above certain prescribed maximum amounts which are graduated according to the age of the applicant; the maximum non-medical limit for ages 0 to 30 is $100,000, with lesser amounts at higher ages. Medical examinations are generally required for all applicants over age 56. The Life Company accepts certain substandard risks for which it charges a higher premium.

    Accident and Health Insurance

        The Life Company currently writes individual accident policies with accidental death and dismemberment benefits. The accident policies accounted for approximately 32% of total accident and health premiums for 1993.

        The individual accident coverage presently offered by the Life Company provides for lump-sum benefits for accidents occurring before age
    70. The Life Company offers no major medical coverage other than to its own employees.

        A significant proportion of the Life Company's group accident and health insurance is attributable to medical expense benefit coverage provided for its own employees and their dependents under the Life Company's Protection and Retirement Plan. In recent years, the Life Company has increased the cost to its employees for the dependents' medical expense benefit coverage provided by the Plan.

    Assets and Investment Policy

        The investment of the Life Company's funds and assets is determined by an Investment Committee. Generally, investments made must meet requirements established by the applicable investment statutes of the Commonwealth of Virginia governing the nature and quality of investments which may be made by life insurance companies.

        The following table shows investments of the Life Company at December 31, 1993. Fixed maturities (bonds, notes and redeemable preferred stocks), mortgage loans on real estate, and short-term investments are stated at cost adjusted where appropriate for amortization of premium or discount; equity securities (nonredeemable preferred and common stocks) are stated at market and policy loans are stated at unpaid balances.


                                                          Asset Value
                                                      Amount      Percent
                                                      (000's)     of Total

        Fixed Maturities:
          Bonds and notes:
            United States government and govern-
              ment agencies and authorities         $  26,851        2.4%
            States, municipalities and political
              subdivisions                            249,926       21.9
            Foreign government                         24,818        2.2
            Public utilities                          256,163       22.4
            All other corporate                       137,483       12.0
          Certificates of deposit                       9,442         .8
          Redeemable preferred stocks                   1,000         .1
              Total fixed maturities                  705,683       61.8

        Equity Securities:
          Nonredeemable preferred stocks                  817         .1
          Common stocks                                26,464        2.3
        Mortgage loans                                316,372       27.7
        Policy loans                                   52,738        4.6
        Short-term investments                         33,947        3.0
        Other                                           5,721         .5
                                                   $1,141,742      100.0%


        The Life Company's mortgage portfolio consists of approximately 2600 conventional first mortgages on a wide range of residential, commercial and industrial properties located primarily in those mid-Atlantic states in which the Life Company conducts its insurance business. At December 31, 1993, the aggregate carrying value of mortgage loans was $316,371,747, broken down by category as follows:

            Residential         $171,972,307
            Commercial           144,399,440

    Commercial loans include loans on apartments, shopping centers, office buildings and warehouses. Generally, commercial loans range from $250,000 to $3,500,000 in principal amount. The Life Company also makes some mortgage loans to churches. Every property is inspected by a staff under-writer prior to the issuance of a loan commitment. On commercial loans of more than $250,000, the property is inspected every two years after the loan is closed as long as the balance exceeds $250,000. As of December 31, 1993, approximately 1% of the Life Company's mortgages, constituting less than 1% of the aggregate mortgage portfolio book value, consisted of government insured or guaranteed mortgages.

        The Life Company's mortgage lending business is heavily concentrated in the states of Virginia and North Carolina. At December 31, 1993, approximately 73% of the Life Company's mortgages, constituting approxi-mately 73% of the total book value of the Life Company's mortgage port-folio, were on residential or commercial properties located in the State of Virginia. Additionally, at the same date approximately 17% of the
    Life   Company's mortgages, constituting approximately 15% of the total book value of the Life Company's mortgage portfolio, were on properties in North Carolina. The relatively high percentage of mortgage loans made in these two states reflects the geographical concentration of the Life Company's insurance business activities in the same two states. Although the Life Company's mortgage loan portfolio is heavily concentrated in Virginia and North Carolina, the economies of those states have become increasingly diversified since World War II, and the Life Company does not believe its mortgage loan portfolio reflects undue risk from the large percentage of its loans originated in those two states.

        Although the economic downturn during 1990 and 1991 was characterized by troubled real estate loans in the portfolios of many financial institutions operating in the Life Company's market, the Life Company's mortgage loan portfolio has not reflected the widely-publicized experience of other financial institutions. The Life Company presently holds two real estate parcels acquired through foreclosure with a carrying value in the financial statements of $665,000. No mortgage loans were in foreclosure proceedings at December 31, 1993. Except as indicated below, there were no mortgage loans otherwise not performing in accordance with the contractual terms; there were no mortgage loans whose terms had been restructured; nor, is the Life Company aware of any potential problem loans.

        At December 31, 1993, the aging schedule for delinquent mortgage loans in terms of past due days was as follows:

                                          Past due days
                            30-60        60-90    Over 90    Total

    Principal           $6,794,9981    $443,537   $  -0-    $7,238,535
    Percent of total
     mortgage loans            2.2%          .1%      -         2.3%

    130-60 days past due includes a substantial amount of loan payments that have been received by the Life Company's brokers after their December, 1993 cut-off reporting date to the Life Company. These amounts will be included in their next remittance report.

        The Life Company believes the quality of its loan portfolio is attributable to its relatively stringent underwriting standards which have been in force for many years. At the present time, and for a number of years, the Life Company's lending policies have restricted mortgage loans to a maximum loan to value ratio of 75%, based on the lower of cost or appraisal, except for purchase money mortgages and insured or guaranteed mortgages. The Life Company's policy is to place mortgage loans on non-accrual status where any mortgage payment is 90 days or more past due.

        During the period 1986-1993, the Life Company experienced only five foreclosures on real estate loans, one in each of the years 1986, 1989 and 1990, two in 1992 and none in 1993. The total of the unpaid principal balances of loans in these five foreclosures was $986,477. The Life Company disposed of three properties acquired in foreclosure proceedings prior to 1993 without loss. The respective market value of properties acquired in 1992 exceeds foreclosed balances, and the Life Company anticipates that they will be disposed of timely without loss. The Corporation does not provide a provision for loan losses in its financial statements. Based upon the de minimis loss experience of the mortgage loan portfolio over many years and the continuing satisfactory performance of its portfolio, the Corporation's management does not feel that a provision is required.

        In 1993 the Life Company had net investment income from interest and dividends of $85.5 million constituting 42% of total Life Company revenues excluding realized investment gains. The Life Company's return on invested assets after investment expenses, but before federal taxes, was 7.77% for 1993 compared to 8.47% for 1992, both figures having been based on net investment income and investment balances determined in accordance with generally accepted accounting principles.

        See Investment Operations, Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference from pages 12, 13, and 14 of the 1993 Annual Report to Stockholders, and Schedule I included in Part IV elsewhere herein, for additional information concerning the Corporation's consolidated investment portfolio.

    Reserves

        The Life Company, as a legal reserve company, is required by the various laws of the states in which it is licensed to transact business to carry as liabilities aggregate policy reserves which are considered adequate to meet its obligations on insurance policies in force. Such required reserves are considered statutory reserves because the methods and assumptions used in their calculation are explicitly prescribed by the laws of the various states. The liabilities shown herein for all policies issued in 1948 and subsequently are based on guidelines prescribed by the American Institute of Certified Public Accountants and have been calculated in accordance with generally accepted accounting principles. Such liabilities are calculated by the use of assumptions as to mortality rates, interest rates, withdrawal rates and expense rates in effect at the time the gross premiums were calculated. Liabilities on paid-up policies include a liability for future maintenance expenses which the Life Company expects to incur.

        See Revenues, Benefits, Claims and Expenses, Note 1 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from page 11 of the 1993 Annual Report to Stockholders for additional information relating to the Life Company's reserves.

    Reinsurance

        The Life Company, as do many other companies engaged in selling insurance, reinsures with other companies portions of the individual life insurance policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. A contingent liability exists on insurance ceded to the reinsurer since the Life Company would be liable in the event that the reinsurer is unable to meet obligations assumed by it under the reinsurance agreement.

        The maximum amount of ordinary insurance presently retained by the Life Company without reinsurance is $150,000 plus an additional $75,000 coverage for accidental death. This maximum is scaled down according to the age and physical classification of the insured. The total amount of life insurance in force at December 31, 1993 reinsured by the Life Company with other companies aggregated $100 million representing 1% of the Life Company's life insurance in force on that date.

        The Life Company acts as a reinsurer on an automatic basis to the extent of its participation in several group life insurance programs. Group life reinsurance does not have a material impact on the Life Company's profitability. The Life Company also assumes reinsurance on a facultative basis on a yearly renewable ordinary term plan from two other life companies.

        As of December 31, 1993, life insurance assumed represented approxi-mately 55% of life insurance in force and 17% of life premium income.

    Territory Served and Regulation

        The Life Company writes insurance in six states and the District of Columbia. The following table sets forth the geographic distribution of premiums received (direct business only) during 1993 as well as the year in which the Life Company began writing insurance in each state:

                                    Premiums           Year
                                    Received        Operations
            Jurisdiction          (000's) (1)        Commenced
            Delaware                $ 2,653            1940
            District of Columbia      3,103            1913
            Maryland                 16,359            1923
            North Carolina            9,886            1949
            Tennessee                22,120            1925
            Virginia                 40,937            1899
            West Virginia             1,219            1960

            (1) Gross cash premiums received, before premiums on reinsurance ceded or assumed.

        The Life Company, in common with other insurance companies, is subject to regulation and supervision in each of the states in which it does business. Although the extent of such regulation varies from state to state, in general, the insurance laws of the respective states delegate broad administrative powers to supervisory agencies. These powers relate to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used, reserve requirements, and the type and concentration of investments permitted. In addition, the supervisory agencies have power over the form and content of required financial statements and reports, including requirements regarding accounting practices to be employed in the presentation of such statements and reports. Certain of the required accounting practices vary from generally accepted accounting principles. See Notes 1 and 7 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference from pages 11, 12 and 17 of the 1993 Annual Report to Stockholders.

        The Life Company is also required under these laws to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Its business and accounts are also subject to examination by such agencies. Under the laws of Virginia and procedures established by the National Association of Insurance Commissioners, the Life Company is examined periodically by one or more of the state supervisory agencies and is required to have an annual independent audit performed by a qualified certified public accountant. Under Virginia law, the Life Company must be examined at least every five years. The most recently completed examination, covering the years 1989 through 1991, was conducted by insurance department representatives from the state of Virginia. Such regulation is primarily for the benefit of the policyholders of the Life Company rather than the stockholders.

        Several jurisdictions in which the Life Company does business includ-ing its domiciliary state of Virginia, have enacted legislation providing for specific regulation of the relationship between licensed insurers and their holding companies and among affiliated members of a holding company group. These statutes vary in substance from state to state, but generally speaking, vest administrative control in the insurance regulatory authority. Among the provisions found in these statutes are provisions for the filing of registration statements by insurers which are members of a holding company group, provisions that the holding company will be subject to reporting requirements and to visitation by the insurance regulatory authorities, standards as to transactions between insurers and their holding companies or between members of a holding company group, and control over the payment of extraordinary dividends. See Stockholders' Equity and Restrictions, Note 7 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from page 17 of the 1993 Annual Report to Stockholders for additional information concerning transactions between the Life Company and its affiliates.

    Competition

        The life insurance business is intensely competitive and the Life Company competes with many other companies, both stock and mutual, in the states in which it is licensed. The American Council of Life Insurance in its "1993 Fact Book", estimates that of the 2,065 life companies doing business in the United States at the beginning of 1993, approximately 1,948 were stock companies.

        According to figures reported in the July 1993 issue of Best's Review, Life/Health Edition, calculated on a statutory accounting basis, the Life Company ranks in the top 10% of all stock companies in the United States based on total admitted assets as of December 31, 1992.

    Dependence Upon Single or a Few Customers

        No material portion of the business of the Life Company is dependent upon a single customer or a very few customers. The group life insurance sold by the Life Company consists largely of reinsurance participations described under "Business of the Life Company -- Reinsurance" above.

    Agency Force and Employees

        The Life Company offers its insurance through its own agency force and at December 31, 1993, the agency force consisted of approximately 1,150 full-time personnel assigned to some 47 districts and 13 smaller offices located in principal cities and towns.

        In addition to its agency force, at the end of 1993 there were some 270 supervisory, administrative, clerical and other personnel employed in the home office. The Life Company's employees are not represented by labor unions and the Life Company considers its relations with its agents and other personnel to be good.

    Industry Segment and Other Information

        The Corporation's only industry segment is the business of the Life Company, and its operations have contributed over 98% of the total consolidated revenues and income before income taxes for each of the past three years.

    Foreign Business

        Neither the Corporation nor any of its subsidiaries engage in material operations outside of the United States, or derives material business from customers outside the United States.

ITEM 2.  Properties

        The principal office of the Corporation is located at 3901 West Broad Street, Richmond, Virginia 23230, which also serves as the home office premises of the Life Company. The home office building, which contains approximately 110,000 square feet of office space, was originally completed in 1950 with a 30,000 square foot addition completed in 1990. The building is used solely for company purposes.

        The Life Company presently leases space for 60 district and detached offices in Delaware, Maryland, the District of Columbia, West Virginia, Virginia, Tennessee and North Carolina. The termination dates on these leases range from 1994 to 2003; all of the longer term leases being for district office purposes. The maximum annual rent paid under any lease is $25,550. The annualized rent under all leases in effect on December 31, 1993 was approximately $795,000.


ITEM 3.  Legal Proceedings

        As of the date of this report, neither the Corporation nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of its fiscal year ended December 31, 1993.

                                  PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

        Incorporated herein by reference from the 1993 Annual Report to Stockholders, page 21.

ITEM 6.  Selected Consolidated Financial Data

        Incorporated herein by reference from the 1993 Annual Report to Stockholders, page 22.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
Results          of Operations

        Incorporated herein by reference from the 1993 Annual Report to Stockholders, pages 4, 5, 19 and 20.

ITEM 8.  Financial Statements and Supplementary Data

        Consolidated financial statements of the Corporation at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 and the auditor's report thereon and the Corporation's unaudited quarterly financial data for the two year period ended December 31, 1993 are incorporated herein by reference from the 1993 Annual Report to Stock-holders, pages 6 through 18 and 21.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        None.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    (a) and (b) The following table gives the name and age of each of the directors (all of whom, except C. M. Glenn, Jr., L. W. Richardson, and Dianne N. Collins are executive officers of the Corporation and the Life Company) and their positions and offices with the Corporation and the Life Company and the dates first elected to those positions with the Corporation.

                                Position and Offices with the Corporation
                                and the Life Company and Date Elected to
        Name            Age             Corporation Officer Position

    Dianne N. Collins    48     Director of the Life Company and the
                                Corporation and Community Volunteer

    H. D. Garnett        51     Vice President (since 1979), Controller
                                (since 1974) and a director of the
                                Corporation and the Life Company

    C. M. Glenn, Jr.     77     Retired Vice President-Treasurer and a
                                director of the Corporation and the
                                Life Company

    W. G. Hancock        43     Counsel (since 1984) and a director of
                                the Corporation and the Life Company

    G. T. Richardson     41     Vice President (since 1983) and a director
                                of the Corporation and the Life Company

    L. W. Richardson     74     Retired Vice President and a director of
                                the Corporation and the Life Company

    J. M. Wiltshire, Jr. 68     Vice President (since 1972), Counsel
                                (since 1982), Secretary (since 1994)
                                and a director of the Corporation
                                and the Life Company

    R. W. Wiltshire      72     Chairman of the Board (since 1983) and a
                                director of the Corporation and the Life
                                Company

    R. W. Wiltshire, Jr. 48     President (since 1988), Chief Executive
                                Officer (since 1992) and a director of
                                the Corporation and the Life Company

    W. B. Wiltshire      45     Vice President (since 1983) and a director
                                of the Corporation and the Life Company

        Mrs. Collins was first elected to the Board of Directors of the Corporation on February 15, 1994, Messrs. Garnett, Hancock, G. T. Richardson, and W. B. Wiltshire were first elected to the Board in 1983, and Messrs. R. W. Wiltshire, Jr. and J. M. Wiltshire, Jr. were first elected to the Board in 1976 and 1971, respectively, all to fill then existing vacancies on the Board. The remaining persons named in the foregoing table have served as directors of the Corporation since its organization in 1970.

        All of the above persons serve one year terms as both executive officers and directors, or in the case of Messrs. Glenn and Richardson and Mrs. Collins, as directors only, which expire April 5, 1994. There are no executive officers of the Corporation who are not directors.

    (c) Not applicable.

    (d) C. M. Glenn, Jr. is the uncle of W. G. Hancock. L. W. Richardson is the father of G. T. Richardson and the first cousin of R. W. Wiltshire.
    R. W. Wiltshire is the father of R. W. Wiltshire, Jr. and W. B. Wiltshire and the first cousin of J. M. Wiltshire, Jr.

    (e)(1)  Except as set forth below, each of the persons named in (a) and
    (b) above has been principally employed by the Corporation and the Life Company in the present or a comparable position for more than the past five years. Dianne N. Collins has been a Trustee of the 1984 Voting Trust described in Item 12 below since January 4, 1994 and a volunteer in the Richmond, Virginia community for more than the past five years. C.
    M. Glenn, Jr. and L. W. Richardson retired at the end of 1986 and 1987, respectively, each having served in the office shown for more than five years immediately prior to his retirement. W. G. Hancock has been a partner of the law firm of Mays & Valentine, Richmond, Virginia since 1981 specializing in real estate and mortgage lending, insurance company regulation and general business matters. He was designated as Counsel to the Corporation and the Life Company effective June 13, 1984. J. M. Wiltshire, Jr. was elected to the additional office of Secretary of the Corporation and Life Company effective January 18, 1994. R. W. Wiltshire, Jr. was elected President of the Life Company and Corporation in 1988. Effective April 7, 1992, he was elected Chief Executive Officer of the Life Company and the Corporation to succeed R. W. Wiltshire who had served in that office for more than five years immediately prior thereto. Prior to his election as Chief Executive Officer, R. W. Wiltshire, Jr. was responsible for the general management of the operations of the Corporation and the Life Company. R. W. Wiltshire retired as an employee and salaried officer of the Corporation and the Life Company effective September 6, 1993.

    (e)(2)  Not applicable.

    (f) Not applicable.

    (g) Not applicable.

    (h) The Corporation's directors and executive officers are required to file reports with the Securities and Exchange Commission (the "Commission") concerning their initial ownership of shares of the Corporation's Class A and Class B Common Stock and any subsequent changes in that ownership, and the Corporation traditionally has assisted its directors and executive officers in the filing of these reports. In making these reports, the Corporation has relied on written representation of its directors and executive officers and copies of the reports that they have filed with the Commission. The Corporation believes that these filing requirements were satisfied in 1993 with the following exception. Three family trusts of which W. G. Hancock is one of the trustees inadvertently filed their initial reports of ownership eight days late. These family trust holdings, however, were included in individual reports which were timely filed by Mr. Hancock in his individual capacity.

ITEM 11.  Executive Compensation

    (a) and (b) Summary Compensation Table

        The following Summary Compensation Table sets forth certain information concerning cash compensation paid to or contributed for the benefit of the six individuals named below for services rendered to the Corporation and its subsidiaries as executive officers during each of the three years in the period ended December 31, 1993.

                        SUMMARY COMPENSATION TABLE

    Name and Principal                      Annual                All Other
       Position (1)           Year  Compensation-Salary (2)   Compensation(3)
    R. W. Wiltshire            1993             $121,275        $33,688(5)
        Chairman of the        1992              178,070           3,561
        Board(4)(5)            1991              168,105           3,362

    J. M. Wiltshire, Jr.       1993              125,434           3,763
        Vice President and     1992              121,201           2,424
        Counsel                1991              112,309           2,246

    R. W. Wiltshire, Jr.       1993              118,512           3,555
        President and Chief    1992              108,528           2,171
        Executive Officer(4)   1991               99,302           1,986

    H. D. Garnett              1993              112,422           3,373
        Vice President and     1992              107,937           2,159
        Controller             1991               99,294           1,986

    W. B. Wiltshire            1993              105,403           3,162
        Vice President         1992               99,986           2,000
                               1991               91,413           1,828

    G. T. Richardson           1993              105,174             -
        Vice President         1992               98,991           1,980
                               1991               90,902           1,833

        (1) Offices shown are of both the Corporation and the Life Company.
        (2) The amounts shown include pre-tax employee contributions to the Thrift Plan.
        (3) All of the amounts shown (except the 1993 figure for R. W.
        Wiltshire) reflect matching contributions by the Corporation and the Life Company to the Thrift Plan. The Thrift Plan is a defined contribution plan available to substantially all salaried employees.
        Participants may make thrift contributions to the plan in any whole percentage of 2-14% of their compensation, and the Corporation and the Life Company will make a matching contribution to the plan in an amount equal to three-fourths of the first 4% of each eligible employee's thrift contributions for the year. All matching amounts shown for each executive officer are fully vested. Benefits under the Thrift Plan are payable at death, retirement or other termination of employment (or at January of the calendar year of age 70 1/2, if earlier).
        (4) Effective April 7, 1992, R. W. Wiltshire, Jr. was elected Chief
        Executive Officer of the Corporation and the Life Company to succeed
        R. W. Wiltshire who served in that office during the rest of the three year period shown.
        (5) Effective September 6, 1993, R. W. Wiltshire retired from active service as an employee and salaried officer of the Corporation and the Life Company. The amount shown for Mr. Wiltshire includes a matching contribution to the Thrift Plan of $3,638 for the period prior to his retirement, as well as $30,000 paid to him under a supplemental compensation agreement for the period from September 6 through December 31, 1993 and a $50 cash Christmas gift payable to all retirees. See "Compensation of Directors" below for additional information regarding the supplemental compensation agreement with Mr. Wiltshire.

    (c) Not applicable

    (d) Not applicable

    (e) Not applicable

    (f) Pension and Postretirement Medical Benefits Plans

        The Corporation's Retirement Plan, a defined benefit pension plan, covers substantially all employees of the Corporation and the Life
    Company with six months of service. The Plan provides a retirement annuity, payable by the Life Company as the insurer under the Plan, to each employee who is credited with five years of service, who attains his normal retirement age (which is age 65 or, if the employee becomes a participant at or after age 60, his fifth anniversary of becoming a participant) while employed by the Corporation or the Life Company, or who is totally and permanently disabled while an employee. The retirement annuity is earned in the form of a single life annuity for the life of the employee, commencing at the employee's normal retirement age, and is equal to the sum of retirement annuity credits earned by the employee for each calendar year he is credited with a year of service.
    Retirement annuity benefits under the plan can be paid as early as age 55 if the employee retires with at least ten years of service (or at disability retirement, if earlier) and must be paid starting in January of the calendar year the employee reaches age 70 1/2, even though he has not then retired. The annuity is payable monthly and is subject to actuarial reduction in the event the employee commences to receive his retirement annuity prior to his normal retirement age (other than as a result of disability retirement) or receives his retirement annuity in a joint and survivor rather than a single life annuity form of payment. A survivor annuity benefit is provided to the employee's spouse in certain cases if the employee dies before his retirement annuity payments begin.

        The annual annuity credit for years after 1988 is equal to 2% of the first $10,000 of the employee's compensation for the year, plus 2.5% of the employee's compensation for the year in excess of $10,000. Once an employee is credited with 35 years of service, whether before or after 1989, the annual annuity credit after 1988 becomes 2.5% of the employee's compensation for the year. Prior to 1989, several different benefit formulas applied, and employees who were participants before 1989 will retain their annuity credits as determined through December 31, 1988 based on those earlier formulas. Covered compensation for purposes of the Plan is aggregate cash compensation up to $200,000 per year
    (decreasing to $150,000 per year in 1994), as adjusted from time to time under the Internal Revenue Code of 1986, as amended, which in the case of each executive officer is identical to the amount shown as salary in the Summary Compensation Table appearing in Item 11(a) and (b).

        The estimated annual benefits payable under the Plan for each of the individuals listed in the Summary Compensation Table, other than R. W.
    Wiltshire, are as follows: J. M. Wiltshire, Jr. - $41,131, R. W.
    Wiltshire, Jr. - $76,950, H. D. Garnett - $68,792, W. B. Wiltshire -
    $77,427, and G. T. Richardson - $84,892. The benefits as shown are estimated on the basis that the persons named will continue to receive, until the end of the calendar year in which they reach age 65 or, if already age 65, until the end of the current calendar year, salaries at the same rates in effect during 1993 and will then retire and elect a single life rather than a joint and survivor annuity form of payment. R.
    W. Wiltshire retired as an employee and salaried officer of the Corporation and the Life Company effective September 6, 1993 and is entitled to an annual benefit of $55,002 under the Plan.

        Amounts payable under the Plan are not subject to deduction for social security benefits under the Federal Social Security Act.

        The Corporation has a postretirement medical benefits plan consisting of defined benefit medical coverage for pre-1993 retirees and defined contribution medical coverage for post-1992 retirees who were active employees on December 31, 1992. The pre-1993 retiree program covers all employees who had retired under the Corporation's pension plan as of December 31, 1992. The post-1992 retiree program covers all full time active employees as of December 31, 1992 who retire under the Corporation's pension plan thereafter. Employees who joined the Corporation after December 31, 1992 are not eligible for participation in either program under the postretirement medical benefits plan.

        The pre-1993 retiree program reimburses its participants for actual covered costs subject to specified deductibles and coinsurance. The pre-
    1993 retiree program is contributory and participant contribution requirements may be increased from time to time and benefits may be modified or terminated by the Corporation. The post-1992 retiree program is noncontrib-utory and reimburses its participants for the cost of health insurance and other health care coverage premiums up to a maximum benefit amount (stated in terms of health care spending credits) determined in accordance with the plan based on years of service as of December 31, 1992. The unused maximum benefit amount, initially determined as of December 31, 1992, is increased thereafter only for interest from January 1, 1993 until it is fully expended.

        R. W. Wiltshire, who retired on September 6, 1993, is a participant in the post-1992 retiree program and has a spending account credit balance as of December 31, 1993, after reimbursement to him for premiums paid subsequent to his retirement, of $42,723. All current salaried executive officers of the Corporation, upon their retirement, will also be covered under the post-1992 retiree program. The spending account credit balances determined as of December 31, 1993 (without interest to be credited thereafter) for each of them are as follows: J. M.
    Wiltshire, Jr. - $28,943, R. W. Wiltshire, Jr. - $26,370, H. D. Garnett-
    $24,441,  W. B. Wiltshire - $27,014 and G. T. Richardson - $24,441

        The Corporation is self insured with respect to benefits under the post-retirement medical benefits plan.

    (g) Compensation of Directors

        All directors of the Corporation (other than Messrs. Glenn, L. W.
    Richardson, R. W. Wiltshire and Hancock and Mrs. Collins) are salaried executive officers. Messrs. Glenn, L. W. Richardson and R. W. Wiltshire have retired as salaried executive officers of the Corporation and the Life Company. Upon his retirement on December 31, 1986 after more than 48 years of service, Mr. Glenn was asked to serve at the pleasure of the Board of Directors as a Consultant to the Corporation and its subsidiaries for which he receives $30,000 per year in addition to his normal retirement benefit of $26,495 under the Corporation's Retirement
    Plan. Under the terms of the contract, Mr. Glenn has agreed to perform such services of a consulting and advisory nature as may be requested of him from time to time by the Chairman of the Board of the Corporation.
    Messrs. Richardson and Wiltshire retired on December 31, 1987, and
    September 6, 1993, respectively, and in considera-tion of their past services to the Corporation and the Life Company over a continuous period of more than 42 years in the case of Mr. Richardson and 47 years in the case of Mr. Wiltshire, the Corporation agreed to pay Mr. Richardson
    $30,000 per year and Mr. Wiltshire $90,000 per year in addition to their respective pension benefits of $34,109 and $55,002 under the Retirement
    Plan.  The Corporation's agreements with each of Messrs. Glenn,
    Richardson and Wiltshire provide that they will not compete with the Corporation or its subsidiaries, directly or indirectly, on a full time or a part time or on a consulting or advisory basis. Mr. Hancock is a partner in the law firm of Mays & Valentine. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates in 1993, including amounts for legal services provided by Mr. Hancock, did not exceed 5% of the firm's gross revenues for its last fiscal year.
    No director of the Corporation receives any additional compensation in the form of directors' fees or otherwise for attendance at meetings of the Board or committees thereof, or other services performed solely in his or her capacity as a director.

    (h) Employment Contracts and Termination of Employment and Change-in-
    Control Arrangements

        (1) Not applicable

        (2) See Item 10(g) above for a description of the Corporation's supplemental compensation agreement with R. W. Wiltshire effective upon his retirement as a salaried executive officer on September 6,
        1993

    (i) Not applicable

    (j) Board of Director Interlocks and Insider Participation

        The Corporation has no formal compensation committee, and all final decisions as to executive officer compensation are made by the entire
    Board of Directors.  All members of the Board of Directors, except Mrs.
    Collins,  are present or retired officers of the Corporation.  Messrs. J.
    M. Wiltshire, Jr., R. W. Wiltshire, Jr., Garnett, W. B. Wiltshire, and G.
    T. Richardson are salaried executive officers of the Corporation.  R. W.
    Wiltshire retired as an employee of the Corporation on September 6, 1993 and thereafter continued to serve as an unsalaried executive officer in the capacity of Chairman of the Board. Messrs. Glenn and L. W.
    Richardson are retired executive officers of the Corporation.  Mr.
    Hancock is an unsalaried executive officer of the Corporation and a partner in the law firm of Mays & Valentine which is general counsel to the Corporation.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) and (b) As of March 11, 1994, 5,401,024 shares of Class A Common
    Stock of the Corporation, constituting 63.7% of the 8,476,576 shares then outstanding, were held by trustees under a voting trust agreement dated as of May 1, 1984, which, by virtue of a voting trust extension agreement dated as of May 1, 1987, continues in force until May 11, 1997 (1984
    Voting Trust). The Voting Trustees, each of whom is a director of the Corporation and the Life Company are R. W. Wiltshire, L. W. Richardson,
    R. W. Wiltshire, Jr., G. T. Richardson, and Dianne N. Collins (as the current successor to M. D. Nunnally, Jr. one of the original Voting
    Trustees, who died several years ago) (together, the Trustees). Their mailing address is 3901 West Broad Street, Richmond, Virginia 23230. The
    Trustees are given exclusive voting power of the Class A Common Stock subject to the 1984 Voting Trust, but must vote or execute consents in accordance with the instructions of the holders of voting trust certificates with respect to any action submitted to a vote of the holders of Class A Common Stock as to which a majority of the Trustees then in office favor an affirmative vote, where such action, if approved by the holders of Class A Common Stock in accordance with and to the extent required by law and the Corporation's Articles of Incorporation, would result in: (a) the increase or decrease of the authorized number of shares of Class A Common Stock; (b) an exchange, reclassification, or cancellation of all or part of the shares of Class A Common Stock; (c) an exchange, or right of exchange, of all or any part of the shares of another class into the shares of Class A Common Stock; (d) any change that may be adverse to the designations, preferences, limitations, voting rights or relative to other rights of any nature of the shares of Class
    A Common Stock; (e) any change of the shares of Class A Common Stock into a different number of shares of the same class or into the same or a different number of shares, either with or without par value, of other classes of stock; (f) the creation of a new class of stock, or change of a class with subordinate and inferior rights into a class having rights and preferences prior and superior to shares of Class A Common Stock, or any increase of the rights and preferences of any class having rights and preferences prior or superior to shares of Class A Common Stock; (g) any limitation or denial of preemptive rights of shares of Class A Common
    Stock; (h) the sale, lease, exchange, mortgage, pledge or other disposition of all, or substantially all, the property and assets of the Corporation; (i) the merger or consolidation of the Corporation with or into any other corporation, or of any other corporation with or into the Corporation; or (j) the dissolution of the Corporation. If a majority of the Trustees shall oppose any such matter, the Trustees need not solicit, obtain or follow directions from the holders of the voting trust certificates, and such majority of Trustees opposing any such proposal are authorized and empowered to vote all the shares of Class A Common
    Stock held by the Trustees under the 1984 Voting Trust against such proposal. A majority vote of the Trustees controls actions to be taken by them; they may vote in person or by proxy to another Trustee with or without direction how to vote. They may vote for themselves as directors and officers of the Corporation and fix their compensation provided it be commensurate with the duties and responsibilities of the office or position held. They may name successor trustees in event of death, resignation, removal from the Commonwealth of Virginia or incapacity of any Trustee. They receive no compensation for their services as Trustees. In the event that by virtue of a stock dividend, stock split, reclassification of stock or subscription, the Trustees receive further
    Class A Common Stock, it is to be held by them subject to all of the provisions of the 1984 Voting Trust. In the event that as a result of any merger, consolidation, sale of assets or property, exchange or other cause, the shares of Class A Common Stock of the Corporation held by the Trustees should be converted into and become shares of another corporation, the 1984 Voting Trust shall be terminated automatically unless the amount of voting stock in such other corporation received as a result of the conversion would thereafter represent more than one-third of the issued and outstanding voting stock of such other corporation if it has no class of stock registered under the Securities Exchange Act of 1934, or more than one-twentieth of the issued and outstanding voting stock of such other corporation if it has a class of stock so registered, in either of which cases the 1984 Voting Trust shall continue in force according to its terms.

        Class B Common Stock, which has no vote on most matters, is publicly traded in the over-the-counter market and is not subject to the 1984
    Voting Trust.

        Due to the substantial number of shares of Class A Common Stock held subject to the 1984 Voting Trust, the Trustees individually and collective-ly may be deemed to be "control persons" of the Corporation under rules and regulations of the Securities and Exchange Commission.

        As of March 11, 1994, the Trustees under the 1984 Voting Trust beneficially owned, directly or indirectly, voting trust certificates evidencing an aggregate of 827,646 shares of Class A Common Stock subject thereto, as well as another 165,281 shares of Class A Common Stock that are not subject to the 1984 Voting Trust.

        The following table shows as of March 11, 1994, the beneficial owner-ship of all Class A and Class B Common Stock by each director of the Corpo-ration, and the beneficial ownership of the Corporation's Class A
    Common Stock by any other person or entity known to the Corporation to own more than 5% of the outstanding shares of such class. The
    Corporation has no executive officers who are not directors. The amounts shown for Class A Common Stock include beneficial ownership evidenced by voting trust certificates of the 1984 Voting Trust, but exclude Class A shares held by the Trustees thereunder.

                                 Directors

                                        Amount
                        Title of      Beneficially        Percent of
    Name of Director      Class         Owned(1)           Class(2)
    Dianne N. Collins    Class A     13,536(3)(4)(5)           *
                         Class B      7,264(4)                 *
    H. D. Garnett        Class A        -                      -
                         Class B      2,600 (6)                *
    C. M. Glenn, Jr.     Class A    307,826 (5)(7)(8)(9)      3.63
                         Class B    100,711 (7)(8)(9)         1.06
    W. G. Hancock        Class A     89,560 (9)(10)(11)       1.06
                         Class B          4                    *
    G. T. Richardson     Class A     52,784 (3)(5)             *
                         Class B     10,274                    *
    L. W. Richardson     Class A    262,161 (3)(5)(9)(12)     3.09
                         Class B     89,179 (9)(12)            *
    J. M. Wiltshire, Jr. Class A        -                      -
                         Class B      6,000                    *
    R. W. Wiltshire      Class A    636,100 (3)(5)(9)(13)     7.50
                         Class B    153,312 (9)(13)           1.62
    R. W. Wiltshire, Jr. Class A     28,346 (3)(5)(13)         *
                         Class B     41,443 (9)(13)            *
    W. B. Wiltshire      Class A     28,186 (5)(13)            *
                         Class B     30,550 (9)(13)            *


                          5% Class A Stockholders
                    (Other Than Directors and Trustees)

                                   Amount
    Name and Address of          Beneficially                   Percent of
    5% Class A Stockholder         Owned (1)                      Class
    Dixie Company                  2,561,336 (5)(14)               30.22
    Richmond, Virginia

    Doris G. Hancock                 449,574 (8)(15)                5.30
    Richmond, Virginia

    Estate of Mary Morton Parsons  1,174,427 (5)(16)               13.85
    Richmond, Virginia

    George L. Richardson             499,100 (5)                    5.89
    Richmond, Virginia


    (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
    (2) Where an asterisk is shown, the percentage is less than 1%.
    (3) 5,401,024 shares of Class A Common Stock constituting 63.7% of the 8,476,576 shares outstanding are held by R. W. Wiltshire, L. W. Richardson, R. W. Wiltshire, Jr., G. T. Richardson and Dianne N. Collins, as Trustees under the 1984 Voting Trust.
    (4) All of the voting trust certificates for Class A shares and the Class B shares are held of record by Dixie Company and may be acquired by Mrs. Collins pursuant to her power to revoke an inter vivos trust. Such voting trust certificates are also included in the table for Dixie Company.
    (5) Some portion or all of the Class A shares shown for each of the indicated directors or stockholders are subject to the 1984 Voting Trust, and their beneficial ownership as to those shares is evidenced by voting trust certificates that have been issued to them thereunder. The number of Class A shares deposited in the 1984 Voting Trust by each of them is as follows: Dianne N. Collins - 13,536; C. M. Glenn, Jr. - 150,164; G. T. Richardson - 22,510; L. W.
        Richardson - 250,708; R. W. Wiltshire - 539,016; R. W. Wiltshire, Jr.
        - 1,876; W. B. Wiltshire - 1,728; Dixie Company - 2,423,800; Estate of Mary Morton Parsons - 1,174,427; and George L. Richardson - 404,600.
    (6) All of the Class B shares shown for Mr. Garnett are owned jointly with his wife.
    (7) Includes 165,520 shares of Class A (of which 90,000 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 23,280 shares of Class B Common Stock held in trust by Crestar Bank as trustee for the benefit of Mr. Glenn during his lifetime, with remainder to his issue.
    (8) Includes 80,822 shares of Class A and, in the case of Mr. Glenn, 3,644 shares of Class B Common Stock, held by Mr. Glenn and his sister, Doris G. Hancock and another sister, as trustees under the will of Hazel C. Glenn for the benefit of his daughter.
    (9) Includes an aggregate of 6,216 shares of Class A (of which 2,696 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 14,094 shares of Class B Common Stock held by directors as trustees or custodians for the benefit of children (that are not described in other footnotes to this table), or by their wives, and with respect to which beneficial ownership is or will be disclaimed by individual directors in ownership reports filed with the Securities and Exchange Commission.
   (10) The ownership shown for Mr. Hancock excludes 188,800 shares of Class A Common Stock held in trust by Crestar Bank for the benefit of his mother, Doris G. Hancock, with remainder to Mrs. Hancock's issue, in which Mr. Hancock has a vested one-third beneficial interest subject to partial divestment upon any further children of Mrs. Hancock.
   (11) Includes 2,400 shares of Class A Common Stock held by Mr. Hancock and his brother and sister as trustees under inter vivos trusts created by their mother for the benefit of her six grandchildren, three of whom are children of Mr. Hancock.
   (12) Includes 25,538 shares of Class A Common Stock evidenced by voting trust certificates of the 1984 Voting Trust and 36,912 shares of Class B Common Stock held by Mr. Richardson, as trustee with sole voting and shared investment power, for the benefit of a member of his immediate family.
   (13) 55,500 shares of Class A Common Stock, voting trust certificates for 94,976 shares of Class A Common Stock subject to the 1984 Voting Trust and 86,964 shares of Class B Common Stock are held by the Estate of Essie Lee Wiltshire for the life of R. W. Wiltshire with a vested remainder interest in the children of R. W. Wiltshire. R. W. Wiltshire is the sole executor of the Estate of Essie Lee Wiltshire. During the life of R. W. Wiltshire the income from the foregoing shares is paid to the children of R. W. Wiltshire. In addition, R.
        W. Wiltshire has a life estate in voting trust certificates evidencing 403,264 shares of Class A Common Stock subject to the 1984 Voting Trust and 47,260 shares of Class B Common Stock, with remainder to the children of R. W. Wiltshire. R. W. Wiltshire, Jr. and W. B. Wiltshire have vested one-fourth beneficial interests in all the foregoing shares, subject to partial divestment upon any further children of R. W. Wiltshire. The ownership shown includes such shares for R. W. Wiltshire and excludes all such shares for R.
        W. Wiltshire, Jr. and W. B. Wiltshire.  Both R. W. Wiltshire, Jr. and
        W. B. Wiltshire also have the same vested one-fourth remainder interests subject to partial divestment in another 140,836 shares of Class B Common Stock in which various children and grandchildren of
        R. W. Wiltshire residing in other households have an interest for his life. The ownership shown for R. W. Wiltshire, R. W. Wiltshire, Jr. and W. B. Wiltshire does not reflect any of such shares, except in the case of R. W. Wiltshire, Jr. for 26,445 shares held by him as custodian for his minor children and another 8,764 shares held for his own benefit and in the case of W. B. Wiltshire for 17,630 shares held by him as custodian for his minor children and another 8,764 shares held for his own benefit.
   (14) Dixie Company is the nominee of Jefferson National Bank which holds 137,536 Class A shares and voting trust certificates for another 2,423,800 Class A shares in a number of fiduciary accounts that it administers (including voting trust certificates for 13,536 Class A shares previously reported in the table for Mrs. Collins).
   (15) Includes 188,800 shares of Class A Common Stock held in trust by Crestar Bank as trustee for the benefit of Mrs. Hancock during her lifetime with remainder to her issue. Also includes 18,205 Class A shares held by Mrs. Hancock's husband.
   (16) Clinton Webb and NationsBank of Virginia, N.A. are the co-executors of the Estate of Mary Morton Parsons.

        As of March 11, 1994, executive officers and directors of the Corporation as a group beneficially owned 1,418,499 shares or 16.7% of the Class A (including beneficial ownership evidenced by voting trust certificates of, but exclusive of shares held by the Trustees under, the 1984 Voting Trust) and 441,337 shares or 4.7% of the Class B Common Stock of the Corporation, respectively.

    (c) The Corporation has no knowledge of any contractual arrangement which may at a subsequent date result in a change of control of the Corporation, except that the 1984 Voting Trust is scheduled to expire on May 11, 1997. Upon its expiration, the shares of Class A Common Stock of the Corporation now held by the Trustees under the 1984 Voting Trust will be held by per-sons presently holding voting trust certificates representing those shares.

ITEM 13.  Certain Relationships and Related Transactions

    (a) On May 10, 1993, the Corporation repurchased 365,838 shares of its Class B Common Stock from the Estate of Mary Morton Parsons at a price of $9,008,761 or $24.625 per share. At the time of the repurchase, the Estate of Mary Morton Parsons was the beneficial owner of more than 5% of the Corporation's outstanding Class A Common Stock.

    In the case of the above purchase, the price paid by the Corporation was below the then applicable bid price for the Corporation's Class B Common Stock in the over-the-counter market. Prior to the purchase, the Board of Directors determined that reacquisition of the shares was in the best interest of the Corporation and its stockholders when compared with alternative investments available to the Corporation. Immediately upon their reacquisition, all of the shares became authorized but unissued shares under Virginia law.

    (b) W. G. Hancock is a partner in the law firm of Mays & Valentine which provided legal services as general counsel to the Corporation and its subsidiaries and affiliates during 1993, and is expected to serve in the same capacity in 1994. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates for 1993 did not exceed 5% of the firm's gross revenues for its last full fiscal year.

    (c) Not applicable.

    (d) Not applicable.

                                  Part IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. and 2.  Financial Statements and Financial Statement Schedules

        The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules on page 27 are filed as part of this annual report.

        3.  Exhibits

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

    (b) Reports on Form 8-K

        None

                        HOME BENEFICIAL CORPORATION
                       Index to Financial Statements
                     and Financial Statement Schedules
                               (Item 14(a))
                                                                    Annual
                                                          Form    Report to
                                                          10-K   Stockholders

Consolidated Financial Statements:

  Report of Ernst & Young, Independent Auditors                        18
  Consolidated Balance Sheet at December 31, 1993 and 1992            6-7
  Consolidated Statement of Income for each of the three
    years in the period ended December 31, 1993                         8
  Consolidated Statement of Retained Earnings for each of
    the three years in the period ended December 31, 1993               9
  Consolidated Statement of Cash Flows for each of the
    three years in the period ended December 31, 1993                  10
  Notes to Consolidated Financial Statements                        11-17
  Supplementary information--
    Quarterly financial information (unaudited)                        21

    Financial Statement Schedules:

     I - Summary of investments - other than investments
         in related parties at December 31, 1993
         (Consolidated)                                     29

   III - Condensed Financial Information of Registrant
         (Parent Company):

         Balance Sheet at December 31, 1993 and 1992        30
         Statement of Income for each of the three years
           in the period ended December 31, 1993            31
         Statement of Cash Flows for each of the three
           years in the period ended December 31, 1993      32

    VI - Reinsurance for each of the three years in the
           period ended December 31, 1993 (Consolidated)    33

    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Stockholders for Home Beneficial Corporation for the year ended December 31, 1993, are incorporated herein by reference.

              CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report(Form 10-K) of Home Beneficial Corporation of our report dated February 10, 1994, included in the 1993 Annual Report to Stockholders of Home Beneficial Corporation.

    Our audits also included the financial statement schedules of Home Beneficial Corporation listed in Item 14(a). These schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG

Richmond, Virginia
February 10, 1994

                                                                 Schedule I
                                HOME BENEFICIAL CORPORATION

                                      (CONSOLIDATED)

            SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                                   At December 31, 1993

        Column A                   Column B         Column C       Column D
                                                                   Amount at
                                                                which shown in
    Type of Investment               Cost             Value      balance sheet
Fixed maturities:
  Bonds and notes:
    United States Government and
    government agencies and
    authorities                 $   26,851,211    $ 32,086,409   $  26,851,211
    States, municipalities and
    political subdivisions         249,926,041     260,177,698      249,926,041
    Foreign governments             24,818,059      26,310,376       24,818,059
    Public utilities               256,162,592     263,484,437      256,162,592
    All other corporate            137,483,053     145,228,209      137,483,053
  Certificates of deposit            9,442,430       9,613,442        9,442,430
  Redeemable preferred stocks        1,000,000       1,065,625        1,000,000
    Total fixed maturities         705,683,386    $737,966,196      705,683,386
Equity securities:
  Common stocks:
    Public utilities                 1,460,765     $ 4,546,073        4,546,073
    Banks, trust and insurance
    companies                          923,311       6,648,557        6,648,557
    Industrial, miscellaneous and
    other                            3,773,750      15,269,243       15,269,243
  Nonredeemable preferred stocks       764,963         817,258          817,258
      Total equity securities        6,922,789     $27,281,131       27,281,131

Mortgage loans on real estate      316,371,747                      316,371,747
Policy loans                        52,738,134                       52,738,134
Other long-term investments          6,360,115                        6,360,115
Short-term investments              35,506,190                       35,506,190
        Total investments       $1,123,582,361                   $1,143,940,703


                                                                Schedule III

                                HOME BENEFICIAL CORPORATION

                                     (PARENT COMPANY)

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       BALANCE SHEET
                                December 31, 1993 and 1992

                                                    1993              1992
            ASSETS
Cash and cash equivalents                        $  1,580,496     $    389,175
Investment in subsidiaries, at equity             466,132,836      454,360,284
Other assets                                        5,628,327        5,726,206
                                                 $473,341,659     $460,475,665


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                      $     79,267     $     34,269

Stockholders' equity (*)
  Capital stock:
    Class A Common Stock, voting, $.3125 par
    value 12,800,000 shares authorized;
    8,476,576 issued at December 31, 1993
    and December 31, 1992                           2,648,930        2,648,930

    Class B Common Stock, non-voting,
    $.3125 par value, 19,200,000 shares
    authorized; 9,462,482 issued at
    December 31, 1993 and 10,050,320
    issued at December 31, 1992                     2,957,025        3,140,725
      Total capital stock                           5,605,955        5,789,655

  Net unrealized gains on equity securities of
    subsidiaries less deferred income taxes        14,258,342       15,894,829
  Retained earnings                               453,398,095      438,756,912
      Total stockholders' equity                  473,262,392      460,441,396
                                                 $473,341,659     $460,475,665

(*)  See Notes 6 and 7 to Consolidated Financial Statements

                                                                Schedule III

                                HOME BENEFICIAL CORPORATION

                                     (PARENT COMPANY)

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                    STATEMENT OF INCOME
                       Years Ended December 31, 1993, 1992 and 1991

                                        1993           1992           1991
Revenues:
  Dividends from subsidiaries       $29,216,000     $14,944,000    $23,296,000
  Other investment income             1,005,362         944,528      1,009,074
    Total Revenues                   30,221,362      15,888,528     24,305,074

Expenses:
  Operating and administrative          915,949         877,593        785,663

Income before income taxes and
  equity in undistributed income
  of subsidiaries                    29,305,413      15,010,935     23,519,411

Income taxes - current                   50,000          25,000        100,000

Income before equity in undistributed
  income of subsidiaries             29,255,413      14,985,935     23,419,411

Equity in undistributed income
  of subsidiaries                    13,359,040       2,047,551     23,942,474

Net income                          $42,614,453     $17,033,486    $47,361,885


                                                                Schedule III

                                HOME BENEFICIAL CORPORATION

                                     (PARENT COMPANY)

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  STATEMENT OF CASH FLOWS
                       Years Ended December 31, 1993, 1992 and 1991
                   Increase (Decrease) in Cash and Cash Equivalents (*)

                                          1993            1992           1991
Operating Activities:
  Net income                         $  42,614,453   $  17,033,486   $ 47,361,885
  Adjustments to reconcile net
    income to net cash provided
    from operating activities:
    Undistributed net income
      of subsidiaries                   (13,359,040)    (2,047,551)   (23,942,474)
    Dividends declared, but not
      paid by subsidiary                      -              -         (3,584,000)
    Dividends paid by subsidiary
      declared prior year                     -          3,584,000          -
      Other                                  92,878         13,801         92,467

      Net cash provided by
        operating activities             29,348,291     18,583,736     19,927,878

Financing activities:
  Purchase of Common Stock              (14,142,511)    (4,252,500)    (7,892,780)
  Cash dividends to stockholders        (14,014,459)   (14,152,261)   (13,017,426)

      Net cash used in financing
         activities                     (28,156,970)   (18,404,761)   (20,910,206)

Increase (Decrease) in cash and cash
  equivalents                             1,191,321        178,975       (982,328)

Cash and cash equivalents, beginning
  of year                                   389,175        210,200      1,192,528

Cash and cash equivalents, end of year  $ 1,580,496   $    389,175   $    210,200


(*) Short-term investments, which consist of investments with maturities of 30 days or less, are considered cash equivalents.

                                                                Schedule VI
                                 HOME BENEFICIAL CORPORATION
                                       (CONSOLIDATED)
                                         REINSURANCE
                        Years Ended December 31, 1993, 1992 and 1991

    Column A        Column B        Column C        Column D         Column E       Column F
                                                                                      % of
                                     Ceded          Assumed                          amount
                     Gross          to other       from other          Net           assumed
                    amount          companies      companies         amount          to net
1993:
 Life insurance
  in force       $4,622,917,075   $101,565,145   $5,467,245,347   $9,988,597,277     54.7%

 Premiums:
   Life insurance   $88,754,881       $452,023      $18,788,760     $107,091,618     17.5%
   Accident and
    health insurance  8,482,576          2,916          797,843        9,277,503      8.6

     Total premiums $97,237,457       $454,939      $19,586,603     $116,369,121     16.8%


1992:
 Life insurance
  in force       $4,640,207,175   $ 99,371,137   $5,250,622,272   $9,791,458,310     53.6%

 Premiums:
   Life insurance   $88,409,010       $383,224      $19,624,622     $107,650,408     18.2%
   Accident and
    health insurance  9,284,564          2,713        1,014,008       10,295,859      9.8

     Total premiums $97,693,574       $385,937      $20,638,630     $117,946,267     17.5%


1991:
 Life insurance
  in force       $4,428,517,391   $111,785,557   $2,231,173,148   $6,547,904,982     34.1%

 Premiums:
   Life insurance   $87,163,298       $442,029       $6,998,782      $93,720,051      7.5%
   Accident and
    health insurance  9,478,160          2,734          297,145        9,772,571      3.0

     Total premiums $96,641,458       $444,763       $7,295,927     $103,492,622      7.0%


                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BENEFICIAL CORPORATION
      Registrant

By: /s/ H. D. Garnett
H.D. Garnett, Vice President and Controller, March 22, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ R. W. Wiltshire
R.W. Wiltshire, Chairman of the Board & Director, March 22, 1994

/s/ C. M. Glenn, Jr.
C.M. Glenn, Jr., Retired Vice President, Treasurer & Director, March 22, 1994

/s/ L. W. Richardson
L.W. Richardson, Retired Vice President & Director, March 22, 1994

/s/ R. W. Wiltshire, Jr.
R.W. Wiltshire, Jr., President, Chief Executive Officer & Director, March 22,
1994

/s/ J. M. Wiltshire, Jr.
J.M. Wiltshire, Jr., Vice President, Counsel, Secretary & Director, March 22,
1994

/s/ W. B. Wiltshire
W.B. Wiltshire, Vice President & Director, March 22, 1994

/s/ H. D. Garnett
H.D. Garnett, Vice President, Controller & Director, March 22, 1994

/s/ G. T. Richardson
G.T. Richardson, Vice President & Director, March 22, 1994

/s/ W. G. Hancock
W.G. Hancock, Counsel & Director, March 22, 1994

/s/ Dianne N. Collins
Dianne N. Collins, Director, March 22, 1994

                                HOME BENEFICIAL CORPORATION
                                     Index to Exhibits
                                       (Items 14(c))

                                                                        Sequential
                                                                        Page Number
EXHIBITS
 2  - Plan of acquisition, reorganization, arrangement, liquidation or
      succession - Not applicable                                             -

 3(a) - Restated Articles of Incorporation                                  59-62
  (b) - Bylaws incorporated herein by reference from December 31, 1992
        Form 10-K                                                             -

 4  - Instruments defining the rights of security holders, including indentures - See Article III of the Restated Articles of Incorporation
      filed as Exhibit 3(a) hereto                                            -

 9  - Voting Trust Agreement dated May 1, 1984, effective May 31, 1984, and Voting Trust Extension Agreement dated May 1, 1987, effective
      May 11, 1987 incorporated herein by reference from December 31, 1992
      Form 10-K                                                               -

10  - Material Contracts - Consulting and compensation agreements with C. M.
      Glenn, Jr. and L. W. Richardson who are present Directors of the
      Corporation incorporated herein by reference from December 31, 1992
      Form 10-K.  Supplemental Compensation Agreement with R. W. Wiltshire,
      Chairman of the Board of Directors of the Corporation incorporated
      herein by reference from September 30, 1993 Form 10-Q                   -

11  - Statement reference computation of per share earnings - Not applicable  -

12  - Statement reference computation of ratios - Not applicable              -

13  - Annual Report to Security Holders
      With the exception of the information incorporated by reference into
      Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1993 Annual Report to
      Stockholders is not deemed filed as part of this report               36-58

16  - Letter reference change in certifying accountant - Not applicable       -

18  - Letter reference change in accounting principles - Not applicable       -

21  - Subsidiaries of the Registrant incorporated herein by reference from
      December 31, 1989 Form 10-K                                             -

22  - Published report regarding matters submitted to vote of security
      holders - Not applicable                                                -

23  - Consents of experts and counsel                                          28

24  - Power of Attorney - Not applicable                                      -

28  - Information from reports furnished to state insurance regulatory
      authorities - Not applicable                                            -

99  - Additional exhibits - Not applicable                                    -
