Form 10-Q
period 1994-03-31
HOME BENEFICIAL CORP
filed 1994-05-11
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:  March 31, 1994
                                  OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from        to

                   Commission File Number:  0-5562

                      HOME BENEFICIAL CORPORATION
        (Exact name of registrant as specified in its charter)

          VIRGINIA                                       54-0884714
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

          3901 West Broad Street, Richmond, Virginia    23230
           (Address of principal executive offices)  (Zip Code)

                               804-358-8431
         (Registrant's telephone number, including area code)

                            Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X     No

     Number of shares outstanding of each of the Registrant's classes of Common Stock as of May 11, 1994:


                 Class
           Class A Common Stock
              $.3125 Par Value                     8,476,576 Shares

           Class B Common Stock
              $.3125 Par Value                     9,417,482 Shares








                  Total number of pages   11

                 (This page intentionally left blank)

                      HOME BENEFICIAL CORPORATION

                                 INDEX



Page

                    PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
     March 31, 1994 and December 31, 1993.............................   4

   Consolidated Condensed Statement of Income for the three months
     ended March 31, 1994 and 1993.....................................   5

   Consolidated Condensed Statement of Cash Flows
     for the three months ended March 31, 1994 and 1993................   6

   Notes to Consolidated Condensed Financial Statements ................   7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   8



                      PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders ...........   9


Item 6.  Exhibits and Reports on Form 8-K ..............................  10

SIGNATURES .............................................................  11


















                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                          March 31     December 31
                                                           1994          1993
ASSETS
 Investments
  Securities available-for-sale at fair value (Note 3)
   Fixed maturities                                 $  737,296,073  $            0
   Equities                                             25,649,010      27,281,131
   Fixed maturities, at amortized cost                           0     705,683,386
   Mortgage loans on real estate                       318,507,174     316,371,747
   Policy loans                                         52,776,363      52,738,134
   Short-term investments                               32,714,728      35,506,190
   Other                                                 6,317,867       6,360,115
     Total investments                               1,173,261,215   1,143,940,703
  Cash and cash equivalents                              4,217,530       6,039,294
  Receivables                                           21,908,383      21,754,025
  Deferred policy acquisition costs                     96,228,148      96,368,346
  Other assets                                          13,658,867      12,131,530
                                                   $1,309,274,143   $1,280,233,898

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Policy liabilities and accruals
      Future policy benefits and claims             $  652,793,424  $  649,964,396
      Unearned premiums                                 26,463,076      25,934,028
      Other policy claims and benefits payable          10,182,361      10,160,984
        Total policy liabilities and accruals          689,438,861     686,059,408
    Other policyholder funds                            61,992,593      61,246,483
    Income taxes - current and deferred                 11,107,769       2,632,769
    Other liabilities                                   58,548,430      57,032,846
        Total liabilities                              821,087,653     806,971,506
  Stockholders' Equity
    Capital stock
      Class A common stock, voting, $.3125 par value,
      12,800,000 shares authorized; 8,476,576 issued
      at March 31, 1994 and December 31, 1993            2,648,930       2,648,930
      Class B common stock, non-voting, $.3125 par value
      par value, 19,200,000 shares authorized; 9,462,482
      issued at March 31, 1994 and December 31, 1993     2,957,025       2,957,025
        Total capital stock                              5,605,955       5,605,955
    Net unrealized gains on securities held-for-sale
      less related deferred income taxes (Note 3)       23,371,674      14,258,342
    Retained earnings                                  459,208,861     453,398,095
        Total stockholders' equity                     488,186,490     473,262,392
                                                   $1,309,274,143   $1,280,233,898





See accompanying notes.

                         HOME BENEFICIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                      Three Months Ended
                                                           March 31
                                                      1994         1993
Revenues
 Premiums                                          $28,812,257  $29,125,783
 Net investment income                              21,044,266   24,884,917
    Total revenues                                  49,856,523   54,010,700
Benefits, claims and expenses
 Benefits and claims                                23,179,468   24,014,447
 Underwriting, acquisition and insurance expenses   13,168,173   12,966,762
    Total benefits, claims and expenses             36,347,641   36,981,209
Income before income taxes and cumulative effect of
  change in accounting principle                    13,508,882   17,029,491
Income taxes                                         4,200,000    5,650,000
Net income                                         $ 9,308,882  $11,379,491


Net income per share of common stock
 (Average shares outstanding:
 1994-17,939,058; 1993-18,526,896)                       $0.52        $0.61


Dividends per share                                     $0.195        $0.19

























See accompanying notes.

                         HOME BENEFICIAL CORPORATION
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       Three Months Ended
                                                         March 31
                                                           1994            1993
    OPERATING ACTIVITIES
      Net income (loss)                               $  9,308,882    $ 11,379,491
      Adjustments to reconcile net income to net cash
      provided by operating activities                   7,945,393       7,943,220
          Net cash provided by operating activities     17,254,275      19,322,711

    INVESTING ACTIVITIES
      Proceeds from sales or maturities of investments
        Fixed maturities                                41,263,909      23,851,570
        Mortgage loans on real estate                   17,700,077      23,706,805
        Short-term investments - net                    2,791,462             -
        Other                                            4,305,686       4,780,315
          Total proceeds                                66,061,134      52,338,690

      Costs of investments acquired
        Fixed maturities                                56,610,111      26,002,176
        Mortgage loans on real estate                   19,742,509      18,228,815
        Short-term investments -- net                          -        22,302,246
        Other                                            6,032,547       2,965,945
          Total costs                                   82,385,167      69,499,182

            Net cash used in investing activities       (16,324,033)    (17,160,492)

    FINANCING ACTIVITIES
      Dividends paid                                     (3,498,116)     (3,520,110)
      Other                                                746,110       1,702,109
        Net cash used in financing activities            (2,752,006)     (1,818,001)

    Net (decrease) increase in cash and cash equivalent (1,821,764)        344,218
    Cash  and cash equivalents at beginning of year      6,039,294       3,345,413
    Cash and cash equivalents at end of period        $  4,217,530    $  3,689,631

    Supplemental disclosure of cash flow information
      Income tax payments                                 $650,000        $300,000












See accompanying notes.

                      HOME BENEFICIAL CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

     The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

     The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1993 Annual Report to Stockholders.

2.   Capital Stock

     The Corporation has purchased 45,000 shares of its Class B Common Stock at a cost of $911,250 since March 31, 1994. During 1993 the Corpora-tion purchased 587,838 shares of its Class B Common Stock at a cost of $14.1 million.

3.   Change in Accounting Principle

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994 the Corporation adopted the provisions of that Standard for investments held as of or acquired after that date. In accordance with Statement 115, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased stockholders' equity by $21 million (net of deferred income taxes) to reflect the net unrealized gains on securities previously carried at amortized cost. Due to rising interest rates during the three month period ended March 31, 1994, those net unrealized gains decreased by $10.4 million (net of adjustments to deferred income taxes). There was no effect on net income as a result of the adoption of Statement 115.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial Condition

     Cash and invested assets continue to increase and at March 31, 1994 totaled $1.2 billion. The quality of the Corporation's investments remain strong. At March 31, 1994 there were no principal or interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest. The Corporation is not aware of any potential problem loans, and there are no mortgage loans whose terms have been restructured. Liquidity is adequate to provide for investment commitments and policyholder requirements.
     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities". Under Statement 115, debt securities are classified as either held-to-maturity (carried at amortized cost), available-for-sale (carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity) or trading (carried at fair value with unrealized gains or losses reported in net income). The Corporation adopted Statement 115 as of January 1, 1994 and classified its entire debt security portfolio (fixed maturities) as securities held-for-sale and adjusted the carrying value to fair value. The effect of adopting Statement 115 increased the carrying value of fixed maturities by $16,400,000 and stockholders' equity by $10,600,000 at March 31, 1994. In accordance with Statement 115, the Corporation's prior year financial statements have not been restated to reflect the change in accounting principle.
     In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan." Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. The Corporation will be required to comply with Statement 114 beginning in 1995. Management does not anticipate this Statement to have any significant effect, as the Corporation is not aware of any impaired loans.

     Results of Operations

     Premiums decreased 1% for the current quarter compared to an increase of 12% for the first three months of 1993. Premium growth for 1993 resulted from increased participation in a group reinsurance contract. Individual premiums for the 1994 period were adversely affected by the severe weather conditions experienced in the Corporation's operating territory. At March 31, 1994 total life insurance in force exceeded $10 billion for the first time in the Corporation's history, increasing by 2.3% over the March 31, 1993 amount. Net investment income, excluding realized investment gains, decreased 5% compared to a 6% decrease for the 1993 period. Investment income continues to be affected by the downward trend experienced in portfolio rates during 1992 and 1993. In addition, the Corporation used $14 million of internally generated funds to repurchase 587,838 shares of its common stock during the second quarter of 1993. Realized investment gains for 1994 amounted to $59,000 compared to $2.8 million for the first quarter of 1993. 1993 realized investment gains resulted principally from calls and maturities of fixed maturity investments. Benefits and claims decreased 3.5% from first quarter 1993 results. First quarter 1993 increased 17% and resulted from increased participation in a group reinsurance contract. Individual mortality costs contributed to the decrease in 1994 results.

                      Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) During the three months ended March 31, 1994, and during the period from that date to the date of this report, no matters other than those considered at the Corporation's Annual Meeting of stockholders held on April 5, 1994 (the "1994 Annual Meeting"), were submitted to a vote of security holders, through the solicitation of proxies or otherwise. At the 1994 Annual Meeting a total of 7,730,252 shares of the Corpora-tion's outstanding Class A Common Stock were present in person or by proxy and entitled to vote.

     (b)   At the 1994 Annual Meeting Dianne N. Collins, H. D. Garnett, C.
           M. Glenn, Jr., W. G. Hancock, G. T. Richardson, L. W. Richardson,
           J. M. Wiltshire, Jr., R. W. Wiltshire, R. W. Wiltshire, Jr and W.
           B. Wiltshire were elected as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

     (c) At the 1994 Annual Meeting the following matters were voted upon and received the vote set forth below:

           (1) Election of Directors Each nominiee of the Corporation's Board of Directors for election as a director at the 1994 Annual Meeting was elected, having received the following vote of the holders of the Corporation's Class A Common Stock:

                      Nominee                     For          Withheld
                 Diannne N. Collins          7,730,252       -0-
                 H. D. Garnett               7,730,252       -0-
                 C. M. Glenn, Jr.            7,730,252       -0-
                 W. G. Hancock               7,730,252       -0-
                 G. T. Richardson            7,730,252       -0-
                 L. W. Richardson            7,730,252       -0-
                 J. M. Wiltshire, Jr.        7,730,252       -0-
                 R. W. Wiltshire             7,730,252       -0-
                 R. W. Wiltshire, Jr.        7,730,252       -0-
                 W. B. Wiltshire             7,730,252       -0-

           (2) Ratification of Designation of Auditors Designation by the Corporation's Board of Directors of Ernst & Young as independent public accountants to audit the books of the Corporation and its subsidiaries for the year ending December 31, 1994 was ratified at the 1994 Annual Meeting by the following vote of the holders of the Corporation's Class A Common Stock:

                      FOR:       7,730,252
                      AGAINST:      -0-
                      ABSTAIN:      -0-

     (d)   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   EXHIBITS:  None

     (b) The Corporation filed a Report on Form 8-K dated January 4, 1994 with the Securities and Exchange Commission reporting on Item 1 (Changes in Control of Registrant) to reflect the resignation of
           W. V. Collins as a voting trustee and the appointment of Dianne
           N. Collins to serve as his successor as one of the five voting trustees who hold 5,401,024 of the Corporation's Class A shares, constituting approximately 63.7% of the total Class A shares outstanding, under a voting trust agreement dated as of May 1, 1984, as extended by a voting trust extension agreement dated as of May 1, 1987.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           Home Beneficial Corporation
                                                    (Registrant)




Date:  May 11, 1994                    /s/ R. W. Wiltshire, Jr.
                                       R. W. Wiltshire, Jr.
                                       President and
                                       Chief Executive Officer

Date:  May 11, 1994                    /s/ Hugh D. Garnett
                                       Hugh D. Garnett
                                       Vice President and Controller