Form 10-Q
period 1994-06-30
HOME BENEFICIAL CORP
filed 1994-08-11
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  June 30, 1994
                                     OR
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

                              Yes  X     No

      Number of shares outstanding of each of the Registrant's classes of Common Stock as of August 5, 1994:


                  Class
            Class A Common Stock
               $.3125 Par Value                        8,476,576 Shares

            Class B Common Stock
               $.3125 Par Value                        9,087,534 Shares


                     Total number of pages   10

                    (This page intentionally left blank)

                            HOME BENEFICIAL CORPORATION

                                       INDEX

                                                                          Page

                          PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
      June 30, 1994 and December 31, 1993...................................   4

   Consolidated Condensed Statement of Income for the three months
      and six months ended June 30, 1994 and 1993...........................   5

   Consolidated Condensed Statement of Cash Flows
      for the six months ended June 30, 1994 and 1993.......................   6

   Notes to Consolidated Condensed Financial Statements ....................   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................   8



                            PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K ..................................   9

SIGNATURES .................................................................  10

                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                        June 30      December 31
                                                           1994           1993
ASSETS
 Investments
  Securities available-for-sale at fair value (Note 3)
   Fixed maturities                                 $  722,376,013  $            0
   Equities                                             24,276,129       27,281,131
  Fixed maturities, at amortized cost                            0      705,683,386
  Mortgage loans on real estate                        319,869,626      316,371,747
  Policy loans                                          53,021,500       52,738,134
  Short-term investments                                38,606,670       35,506,190
  Other                                                  6,263,883        6,360,115
   Total investments                                 1,164,413,821    1,143,940,703
 Cash and cash equivalents                               2,680,805        6,039,294
  Receivables                                           21,867,726       21,754,025
  Deferred policy acquisition costs                     96,988,549       96,368,346
  Other assets                                          14,299,846       12,131,530
                                                    $1,300,250,747   $1,280,233,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Policy liabilities and accruals
  Future policy benefits and claims                 $  655,668,389   $  649,964,396
  Unearned premiums                                     26,597,750       25,934,028
  Other policy claims and benefits payable              10,150,023       10,160,984
   Total policy liabilities and accruals               692,416,162      686,059,408
  Other policyholder funds                              63,156,306       61,246,483
  Income taxes - current and deferred                    2,582,769        2,632,769
  Other liabilities                                     59,437,009       57,032,846
   Total liabilities                                   817,592,246      806,971,506

Stockholders' Equity
 Capital stock
  Class A common stock, voting, $.3125 par value,
   12,800,000 shares authorized; 8,476,576 issued
   at June 30, 1994 and December 31, 1993                2,648,930        2,648,930
   Class B common stock, non-voting, $.3125 par value,
   19,200,000 shares authorized; 9,417,482 issued
   at June 30, 1994 and 9,462,482 issued at
   December 31, 1993                                     2,942,963        2,957,025
    Total capital stock                                  5,591,893        5,605,955
 Net unrealized gains on securities held-for-sale
  less related deferred income taxes (Note 3)           13,695,500       14,258,342
 Retained earnings                                     463,371,108      453,398,095
  Total stockholders' equity                           482,658,501      473,262,392
                                                    $1,300,250,747   $1,280,233,898



                              See accompanying notes.
                                         4

                            HOME BENEFICIAL CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                     Three Months Ended       Six Months Ended
                                           June 30                  June 30
                                      1994       1993          1994       1993
Revenues
 Premiums                         $28,360,063  $28,642,455  $57,172,320  $57,768,238
 Net investment income             21,165,271   25,505,119   42,209,537   50,390,036
  Total revenues                   49,525,334   54,147,574   99,381,857  108,158,274
Benefits, claims and expenses
 Benefits and claims               22,718,281   22,835,830   45,897,749   46,850,277
 Underwriting, acquisition and
  insurance expenses               12,418,806   13,637,813   25,586,979   26,604,575
  Total benefits,claims & expenses 35,137,087   36,473,643   71,484,728   73,454,852

Income before income taxes         14,388,247   17,673,931   27,897,129   34,703,422
Income taxes                        5,750,000    5,750,000    9,950,000   11,400,000
Net income                         $8,638,247  $11,923,931  $17,947,129  $23,303,422


Net income per share of common stock
 (Average shares outstanding:
 1994-17,920,909; 1993-18,526,896)      $0.48        $0.66        $1.00        $1.27


Dividends per share                     $0.20       $0.195       $0.395       $0.385


                              See accompanying notes.
                                         5

                            HOME BENEFICIAL CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30
                                                      1994            1993
OPERATING ACTIVITIES
Net income                                       $ 17,947,129    $ 23,303,422
Adjustments to reconcile net income to net cash
provided by operating activities                    6,105,379       3,366,935
 Net cash provided by operating activities         24,052,508      26,670,357

INVESTING ACTIVITIES
Proceeds from sales or maturities of investments
 Fixed maturities                                 121,411,115      68,402,553
 Mortgage loans on real estate                     29,831,765      59,419,528
 Other                                             10,509,640       8,528,583
  Total proceeds                                  161,752,520     136,350,664

Costs of investments acquired
 Fixed maturities                                 135,487,016      62,173,722
 Mortgage loans on real estate                     33,120,028      31,879,361
 Short-term investments -- net                      3,100,480      44,780,705
 Other                                             11,377,638       7,084,412
  Total costs                                     183,085,162     145,918,200

   Net cash used in investing activities          (21,332,642)     (9,567,536)

FINANCING ACTIVITIES
Dividends paid                                     (7,076,928)     (7,018,226)
 Purchase of Class B Common Stock                    (911,250)    (14,142,511)
 Other                                              1,909,823       3,663,582
  Net cash used in financing activitie             (6,078,355)    (17,497,155)

Net (decrease) in cash and cash equivalents        (3,358,489)       (394,334)
Cash  and cash equivalents at beginning of year     6,039,294       3,345,413
Cash and cash equivalents at end of period       $  2,680,805    $  2,951,079

Supplemental disclosure of cash flow information
 Income tax payments                               $9,700,000     $10,300,000


                              See accompanying notes.
                                         6

                            HOME BENEFICIAL CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.    Basis of Presentation

      In the opinion of management, the accompanying unaudited interim consoli-
						dated condensed financial statements of the Corporation contain all ad-
						justments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31,
      1993, and the results of operations and cash flows for the three months and six months ended June 30, 1994 and 1993.

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

2.    Capital Stock

      The Corporation purchased 45,000 shares of its Class B Common Stock at a cost of $911,250 during the first half of 1994. In July, 1994 the Corpora-tion purchased an additional 329,948 shares of its Class B Common Stock at a cost of $6,763,934. During 1993 the Corporation purchased 587,838 shares of its Class B Common Stock at a cost of $14.1 million.

3.    Change in Accounting Principle

      In May 1993, the Financial Accounting Standards Board (FASB) issued State-ment of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994 the Corporation adopted the provisions of that Standard for investments held as of or acquired after that date. In accordance with Statement 115, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased stockholders' equity by $21 million (net of deferred income taxes) to reflect the net unrealized gains on securities previously carried at amortized cost. Due to rising interest rates during the six month period ended June 30, 1994, those net unrealized gains decreased by $17 million (net of adjustments to deferred income taxes). There was no effect on net as a result of the adoption of Statement 115.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition
      Cash and invested assets continue to increase and at June 30, 1994 totaled $1.2 billion. The quality of the Corporation's investments remain strong. At June 30, 1994 there were no principal or interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest. The Corporation is not aware of any potential problem loans, and there are no mortgage loans whose terms have been restructured. Liquidity is adequate to provide for investment commitments and policyholder requirements.
      The Corporation purchased 374,948 shares of its Class B Common Stock at a cost of $7.7 million during the first seven months of 1994. During the corresponding period in 1993, 587,838 shares of Class B Common Stock were purchased at a cost of $14.1 million.
      In May 1993, the Financial Accounting Standards Board (FASB) issued State-ment 115, "Accounting for Certain Investments in Debt and Equity Securities". Under Statement 115, debt securities are classified as either held-to-maturity (carried at amortized cost), available-for-sale (carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity) or trading (carried at fair value with unrealized gains or losses reported in net income). The Corporation adopted Statement 115 as of January 1, 1994 and classified its entire debt security portfolio (fixed maturities) as securities held-for-sale and adjusted the carrying value to fair value. The effect of adopting State-ment 115 increased the carrying value of fixed maturities by $5 million and stockholders' equity by $3.3 million at June 30, 1994. In accordance with Statement 115, the Corporation's prior year financial statements have not been restated to reflect the change in accounting principle.
      In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan." Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. The Corporation will be required to comply with Statement 114 beginning in 1995. Management does not antici-pate this Statement to have any significant effect, as the Corporation is not aware of any impaired loans.

      Results of Operations
      Premiums decreased 1% at June 30, 1994 compared to an increase of 12% for the first six months of 1993. Premium growth for 1993 resulted from increased participation in a group reinsurance contract. At June 30, 1994 total life insurance in force exceeded $10.1 billion for the first time in the Corporation's history, increasing by 2.7% over the June 30, 1993 amount. Net investment income, excluding realized investment gains, decreased 3.5% compared to a 6% decrease for the 1993 period. Investment income growth has been affected by the downward trend experienced in port-folio rates during 1992 and the early part of 1993. In addition, the Corporation used $14 million of internally generated funds to repurchase 587,838 shares of its common stock during the second quarter of 1993. Realized investment gains for 1994 amounted to $57,000 compared to $6.7 million for the first half of 1993. 1993 realized investment gains resulted principally from calls and maturities of fixed maturity invest-ments. Benefits and claims decreased 2% from the 1993 period. 1993 bene-fits and claims increased 21% over 1992 as a result of increased partici-pation in a group reinsurance contract. Individual mortality costs contributed to the decrease in 1994 results.

                            Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

      (a)   EXHIBITS:  None

      (b) No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Home Beneficial Corporation
                                                       (Registrant)




Date:  August 11, 1994                     R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer

Date:  August 11, 1994                     Hugh D. Garnett
                                           Vice President and Controller