Form 10-Q
period 1994-09-30
HOME BENEFICIAL CORP
filed 1994-11-08
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                     FORM 10-Q

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:  September 30, 1994
                                        OR
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

                                 Yes  X     No

      Number of shares outstanding of each of the Registrant's classes of Common Stock as of November 8, 1994:


                  Class
            Class A Common Stock
               $.3125 Par Value                        8,476,576 Shares

            Class B Common Stock
               $.3125 Par Value                        9,087,534 Shares


                         Total number of pages  11

                       (This page intentionally left blank)

                            HOME BENEFICIAL CORPORATION

                                       INDEX

                                                                          Page

                          PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
      September 30, 1994 and December 31, 1993..........................   4

   Consolidated Condensed Statement of Income for the three months
      and nine months ended September 30, 1994 and 1993.................   5

   Consolidated Condensed Statement of Cash Flows
      for the nine months ended September 30, 1994 and 1993.............   6

   Notes to Consolidated Condensed Financial Statements ................   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................   8



                            PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K ..............................   9

SIGNATURES .............................................................  10


                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                   September 30    December 31
                                                      1994              1993
    ASSETS
    Investments
      Securities available-for-sale
      at fair value (Note 3)
        Fixed maturities                        $  713,557,710   $            0
        Equities                                    26,024,597       27,281,131
      Fixed maturities, at amortized cost                    0      705,683,386
      Mortgage loans on real estate                333,307,813      316,371,747
      Policy loans                                  53,307,190       52,738,134
      Short-term investments                        26,529,762       35,506,190
      Other                                          6,212,015        6,360,115
        Total investments                        1,158,939,087    1,143,940,703
    Cash and cash equivalents                        3,123,327        6,039,294
    Receivables                                     21,988,663       21,754,025
    Deferred policy acquisition costs               96,001,397       96,368,346
    Other assets                                    13,118,066       12,131,530
                                                $1,293,170,540   $1,280,233,898

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Policy liabilities and accruals
        Future policy benefits and claims       $  657,629,749   $  649,964,396
        Unearned premiums                           26,714,282       25,934,028
        Other policy claims and benefits payable    10,135,090       10,160,984
          Total policy liabilities and accruals    694,479,121      686,059,408
        Other policyholder funds                    64,532,013       61,246,483
        Other liabilities                           57,326,920       59,665,615
          Total liabilities                        816,338,054      806,971,506

    Stockholders' Equity
      Capital stock
        Class A common stock, voting, $.3125
        par value, 12,800,000 shares authorized;
        8,476,576 issued at September 30, 1994
        and December 31, 1993                        2,648,930        2,648,930
        Class B common stock, non-voting, $.3125
        par value, 19,200,000 shares authorized;
        9,087,534 issued at September 30, 1994
        and 9,462,482 issued at December 31, 1993    2,839,854        2,957,025
          Total capital stock                        5,488,784        5,605,955
      Net unrealized gains on securities
      held-for-sale less related deferred
      income taxes (Note 3)                          9,160,262       14,258,342
      Retained earnings                            462,183,440      453,398,095
            Total stockholders' equity             476,832,486      473,262,392
                                                $1,293,170,540   $1,280,233,898

    See accompanying notes.

    HOME BENEFICIAL CORPORATION
    CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                             Nine Months Ended
                                             September 30
                                                 1994         1993
    Revenues
      Premiums                               $86,217,807  $86,728,944
      Net investment income                   63,300,802   64,922,630
      Realized investment (losses)gains            7,729    9,319,592
         Total revenues                      149,526,338  160,971,166
    Benefits, claims and expenses
      Benefits and claims                     68,182,133   71,848,449
      Underwriting, acquisition and           40,311,097   40,003,215
      insurance expenses                      40,311,097   40,003,215
         Total benefits, claims and expenses 108,493,230  111,851,664

    Income before income taxes                41,033,108   49,119,502
    Income taxes                              14,100,000   16,475,000
    Net income                               $26,933,108  $32,644,502


    Net income per share of common stock
      (Average shares outstanding:
      1994-17,822,424; 1993-18,189,179)            $1.51        $1.79


    Dividends per share                           $0.595        $0.58


    See accompanying notes.

    HOME BENEFICIAL CORPORATION
    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                    Nine Months Ended
                                                    September 30
                                                        1994          1993
    OPERATING ACTIVITIES
      Net income                                   $ 26,933,108  $ 32,644,502
      Adjustments to reconcile net income to
      net cash provided by operating activities       8,589,722       170,848
        Net cash provided by operating activities    35,522,830    32,815,350

    INVESTING ACTIVITIES
      Proceeds from sales or maturities of investments
        Fixed maturities                            186,004,181   108,288,864
        Mortgage loans on real estate                38,062,081    91,911,646
        Short-term investments -- net                 8,976,428             0
        Other                                        14,362,549    10,822,891
          Total proceeds                            247,405,239   211,023,401

      Costs of investments acquired
        Fixed maturities                            201,653,079   120,573,276
        Mortgage loans on real estate                54,716,700    40,724,724
        Short-term investments -- net                         0    51,827,288
        Other                                        14,494,853     9,958,977
          Total costs                               270,864,632   223,084,265

            Net cash used in investing activities   (23,459,393)  (12,060,864)

    FINANCING ACTIVITIES
      Dividends paid                                (10,589,750)  (10,516,343)
      Purchase of Class B Common Stock               (7,675,184)  (14,142,511)
      Other                                           3,285,530     4,809,195
        Net cash used in financing activities       (14,979,404)  (19,849,659)

    Net (decrease) in cash and cash equivalents      (2,915,967)      904,827
    Cash  and cash equivalents at beginning of year   6,039,294     3,345,413
    Cash and cash equivalents at end of period     $  3,123,327  $  4,250,240

    Supplemental disclosure of cash flow information
      Income tax payments                           $15,300,000   $17,800,000

    See accompanying notes.

                            HOME BENEFICIAL CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation

      In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the three months and nine months ended September 30, 1994 and 1993.

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

2.    Capital Stock

      The Corporation purchased 374,948 shares of its Class B Common Stock at a cost of $7.7 million during the first nine months of 1994. During 1993 the Corporation purchased 587,838 shares of its Class B Common Stock at a cost of $14.1 million.

3.    Change in Accounting Principle

      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994 the Corporation adopted the provisions of that Standard for investments held as of or acquired after that date. In accordance with Statement 115, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased stockholders' equity by $21 million (net of deferred income taxes) to reflect the net unrealized gains on securities previously carried at amortized cost. Due to rising interest rates during the nine month period ended September 30, 1994, a $2.5 million net unrealized loss (net of adjustments to deferred income taxes) was charged against stockholders' equity. There was no effect on net income as a result of the adoption of Statement 115.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition
      Cash and invested assets continue to increase and at September 30, 1994 totaled $1.2 billion. The quality of the Corporation's investments remain strong. At September 30, 1994 there were no principal or interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest. The Corporation is not aware of any potential problem loans, and there are no mortgage loans whose terms have been restructured. Liquidity is adequate to provide for investment commitments and policyholder requirements.
      The Corporation purchased 374,948 shares of its Class B Common Stock at a cost of $7.7 million during the first seven months of 1994. During the corresponding period in 1993, 587,838 shares of Class B Common Stock were purchased at a cost of $14.1 million.
      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities".
      Under Statement 115, debt securities are classified as either held-to-maturity (carried at amortized cost), available-for-sale (carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity) or trading (carried at fair value with unrealized gains or losses reported in net income). The Corporation adopted Statement 115 as of January 1, 1994 and classified its entire debt security portfolio (fixed maturities) as securities held-for-sale and adjusted the carrying value to fair value. The effect of adopting Statement 115 decreased stockholders' equity by $2.5 million (net of deferred income taxes) at September 30, 1994.
      In accordance with Statement 115, the Corporation's prior year financial statements have not been restated to reflect the change in accounting
      principle.   There was no effect on net income as a result of the adoption of this Statement.
      In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan." Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. The Corporation will be required to comply with Statement 114 beginning in 1995. Management does not anticipate this Statement to have any significant effect, as the Corporation is not aware of any impaired loans.
      Results of Operations
      Premiums decreased less than 1% at September 30, 1994 compared to an increase of 12% for the first nine months of 1993. Premium growth for 1993 resulted from increased participation in a group reinsurance contract. At September 30, 1994 total life insurance in force exceeded $10.1 billion, increasing by 2.5% over the September 30, 1993 amount. Net investment income, excluding realized investment gains, decreased 2.5% compared to a 6% decrease for the 1993 period. Investment income growth has been affected by the downward trend experienced in portfolio rates during 1992 and 1993. In addition, the Corporation used $14 million of internally generated funds to repurchase 587,838 shares of its common stock during the second quarter of 1993. Realized investment gains for 1994 amounted to $7,729 compared to $9.3 million for the first nine months of 1993. 1993 realized investment gains resulted principally from calls and maturities of fixed maturity investments.
      Benefits and claims decreased from the 1993 period as a result of downward adjustments in interest rates on certain insurance product lines in the third quarter of 1993. 1993 benefits and claims increased 21% over 1992 as a result of increased participation in a group reinsurance contract.

                            Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

      (a)EXHIBITS: Exhibit 27 - Financial Data Schedule is filed as a part of this Quarterly Report on Page 11

      (b) No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              Home Beneficial Corporation
                                                       (Registrant)




Date:  November 8, 1994                    R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer

Date:  November 8, 1994                    Hugh D. Garnett
                                           Vice President and Controller