Form 10-K
period 1994-12-31
HOME BENEFICIAL CORP
filed 1995-03-21
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 Form 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]
                  For fiscal year ended December 31, 1994
                                    OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                             [NO FEE REQUIRED]
               For the transition period from      to
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

        Securities registered pursuant to Section 12(g) of the Act:
                           CLASS B COMMON STOCK
                             (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No  [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The Registrant's Class A Voting Common Stock is closely held and is not publicly traded. The aggregate market value of Class B Non-Voting Common Stock held by nonaffiliates of the Registrant was $171,045,986 as of March 10, 1995.
  Number of shares outstanding of each of the Registrant's classes of common stock as of March 10, 1995:
                        Class                            Shares
                Class A Common Stock
                  $.3125 Par Value                      8,476,576
                Class B Common Stock
                  $.3125 Par Value                      9,087,534

                    Documents Incorporated by Reference
  Part I and Part II of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

                             TABLE OF CONTENTS

                                 PART I


                                                                     PAGE

ITEM 1.  Business ....................................................   3

ITEM 2.  Properties ..................................................   8

ITEM 3.  Legal Proceedings ...........................................   8

ITEM 4.  Submission of Matters to a Vote of Security Holders .........   8


                                  PART II

ITEM 5.  Market for the Registrants' Common Equity and
         Related Stockholder Matters .................................   9

ITEM 6.  Selected Consolidated Financial Data ........................   9

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................   9

ITEM 8.  Financial Statements and Supplementary Data .................   9

ITEM 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ...................................   9


                                 PART III

ITEM 10. Directors and Executive Officers of the Registrant ..........  10

ITEM 11. Executive Compensation ......................................  12

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management ..............................................  16

ITEM 13. Certain Relationships and Related Transactions ..............  21


                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K .................................................  22

SIGNATURES ...........................................................  30

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

    There was no material change in the nature of business done by the Corporation during 1994.


                       BUSINESS OF THE LIFE COMPANY

    The Life Company sells group life insurance and substantially all of the forms of ordinary insurance, including universal life, whole life, term, and annuities, together with accidental death and disability riders. The Life Company's business is concentrated in six Mid-Atlantic states and the District of Columbia, and its products are marketed through its own sales force of approximately 1,150 full-time personnel assigned to some 47 district offices located in principal cities and towns. In addition to the agency force, there were some 236 supervisory, administrative, clerical and other personnel employed in the home office.

    The following table sets forth the geographic distribution of direct business premiums received during 1994:

                                         Premiums
            Jurisdiction                (In 000's)

            Delaware                    $ 2,582
            District of Columbia          2,971
            Maryland                     15,774
            North Carolina                9,947
            Tennessee                    22,186
            Virginia                     40,246
            West Virginia                 1,190

    The maximum amount of ordinary individual insurance presently retained by the Life Company without reinsurance is $200,000 plus an additional $75,000 coverage for accidental death. This maximum is scaled down according to the age and physical classification of the insured. The total amount of life insurance in force at December 31, 1994 reinsured by the Life Company with other companies aggregated $97 million representing less than 1% of the Life Company's life insurance in force on that date. The Life Company participates in several group life insurance programs as a reinsurer and also assumes reinsurance on a facultative (individual risk) basis from two other life insurance companies. Life insurance assumed relates principally to group life and represented approximately 17% of premium income and 55% of life insurance in force for 1994.
    Claims incurred under these group life insurance programs approximate the related premium income, and no significant assets or liabilities are required in the balance sheet. A contingent liability exists on insurance ceded to the reinsurer since the Life Company would be liable in the event that the reinsurer is unable to meet obligations assumed by it under the reinsurance agreement.

    Accident and health insurance premiums accounted for less than 8% of premium income for 1994. A significant proportion of the accident and health premium is attributable to medical benefit coverage provided for the Life Company's employees and their dependents under its Protection and Retirement Plan. The Life Company offers no health insurance coverage other than to its own employees. The Life Company writes individual accident policies with death and dismemberment benefits. These policies accounted for approximately 30% of total accident and health premiums for 1994.

    The Life Company, as a legal reserve company, is required by the various laws of the states in which it is licensed to transact business to carry as liabilities aggregate policy reserves which are considered adequate to meet its obligations on insurance policies in force. Such required reserves are considered statutory reserves because the methods and assumptions used in their calculation are explicitly prescribed by the laws of the various states. The liabilities shown herein for all policies issued since 1948 are based on guidelines prescribed by the American Institute of Certified Public Accountants and have been calculated in accordance with generally accepted accounting principles. Such liabilities are calculated by the use of assumptions as to mortality rates, interest rates, withdrawal rates and expense rates in effect at the time the gross premiums were calculated. Liabilities on paid-up policies include a liability for future maintenance expenses which the Life Company expects to incur. See Revenues, Benefits, Claims and Expenses, Note 1 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from pages 11 and 12 of the 1994 Annual Report to Stockholders, for additional information relating to the Life Company's reserves.

    The investment of the Life Company's funds and assets is determined by an Investment Committee. Generally, investments made must meet requirements established by the applicable investment statutes of the Commonwealth of Virginia governing the nature and quality of investments which may be made by life insurance companies.

    The following table shows investments of the Life Company at December 31, 1994. Fixed maturities (bonds, notes and redeemable preferred stocks) and equity securities (nonredeemable preferred and common stocks) are stated at their estimated fair value; mortgage loans on real estate are stated at cost adjusted where appropriate for amortization of premium or discount; short-term investments are at cost; and policy loans are stated at unpaid balances.

                                                          Asset Value
                                                      Amount      Percent
                                                      (000's)     of Total
        Fixed Maturities:
          Bonds and notes:
            United States government and govern-
              ment agencies and authorities         $  29,679        2.6%
            States, municipalities and political
              subdivisions                            284,437       24.8
            Foreign government                         25,317        2.2
            Public utilities                          242,799       21.2
            All other corporate                       109,745        9.6
              Total fixed maturities                  691,977       60.4

        Equity Securities                           $  24,230        2.1
        Mortgage loans                                338,458       29.6
        Policy loans                                   53,426        4.7
        Short-term investments                         31,880        2.8
        Other                                           5,168         .4
                                                   $1,145,139      100.0%

    There were no principal and interest payments past due on fixed maturities at December 31, 1994.

    The Life Company's mortgage portfolio consists of approximately 2400 conventional first mortgages on a wide range of residential and commercial properties located primarily in those Mid-Atlantic states in which the Life Company conducts its insurance business. At December 31, 1994 the aggregate carrying value of mortgage loans was $338,458,261, broken down by category as follows:

            Residential         $168,476,605
            Commercial           169,981,656

    Commercial loans include loans on apartments, shopping centers, office buildings and warehouses. Generally, commercial loans range from $250,000 to $3,500,000 in principal amount. The Life Company also makes some mortgage loans to churches. Every property is inspected by a staff underwriter prior to the issuance of a loan commitment. On commercial loans of more than $250,000, the property is inspected every two years after the loan is closed as long as the balance exceeds $250,000.

    The Life Company's mortgage lending business is heavily concentrated in the states of Virginia and North Carolina. At December 31, 1994, approximately 76% of the Life Company's mortgages, constituting approxi-mately 74% of the total book value of the Life Company's mortgage port-folio, were on residential or commercial properties located in the State of Virginia. Additionally, at the same date approximately 14% of the Life Company's mortgages, constituting approximately 12% of the total book value of the Life Company's mortgage portfolio, were on properties in North Carolina. The relatively high percentage of mortgage loans made in these two states reflects the geographical concentration of the Life Company's insurance business activities in the same two states. Although the Life Company's mortgage loan portfolio is heavily concentrated in Virginia and North Carolina, the economies of those states are diversified, and the Life Company does not believe its mortgage loan portfolio reflects undue risk from the large percentage of its loans originated in those two states.

    Although the economic downturn during 1990 and 1991 was characterized by troubled real estate loans in the portfolios of many financial institutions operating in the Life Company's market, the Life Company's mortgage loan portfolio has not reflected the widely-publicized experience of other financial institutions. The Life Company presently holds two real estate parcels acquired through foreclosure with a carrying value in the financial statements of $650,000. Mortgage loans whose terms have been restructured over the past five years are immaterial, and no mortgage loans were in foreclosure proceedings at December 31, 1994. Except as indicated below, there were no mortgage loans otherwise not performing in accordance with the contractual terms.

    At December 31, 1994, the aging schedule for delinquent mortgage loans in terms of past due days was as follows:

                                          Past due days
                            30-60        60-90       Over 90      Total

    Principal           $5,547,6691   $1,863,551      $  -0-    $7,411,220
    Percent of total
     mortgage loans         1.6%           .6%            -         2.2%

    130-60 days past due includes a substantial amount of loan payments that have been received by the Life Company's brokers after their December, 1994 cut-off reporting date to the Life Company. These amounts will be included in their next remittance report.

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

    During the period 1986-1994, the Life Company experienced only five foreclosures on real estate loans, one in each of the years 1986, 1989 and 1990, two in 1992 and none in 1993 and 1994. The total of the unpaid principal balances of loans in these five foreclosures was $986,477. The Life Company disposed of three properties acquired in foreclosure proceedings prior to 1994 without loss. The Corporation does not provide a provision for loan losses in its financial statements. Based upon the de minimis loss experience of the mortgage loan portfolio over many years and the continuing satisfactory performance of its portfolio, the Corporation's management does not feel that a provision is required.

    See Investment Operations, Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference from pages 12, 13, and 14 of the 1994 Annual Report to Stockholders, and Schedule I included in Part IV elsewhere herein, for additional information concerning the Corporation's consolidated investment portfolio.

    The Life Company, in common with other insurance companies, is subject to regulation and supervision in each of the states in which it does business. Such regulation is primarily for the benefit of the policy-holders of the Life Company rather than the stockholders. Although the extent of such regulation varies from state to state, in general, the insurance laws of the respective states delegate broad administrative powers to supervisory agencies. These powers relate to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used, reserve requirements, and the type and concentration of investments permitted. In addition, the supervisory agencies have power over the form and content of required financial statements and reports, including requirements regarding accounting practices to be employed in the presentation of such statements and reports. Certain of the required accounting practices vary from generally accepted accounting principles. See Notes 1 and 7 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference from pages 11, 12 and 17 of the 1994 Annual Report to Stockholders.

    Several jurisdictions in which the Life Company does business including its domiciliary state of Virginia, have enacted legislation providing for specific regulation of the relationship between licensed insurers and their holding companies and among affiliated members of a holding company group. These statutes vary in substance from state to state, but generally speaking, vest administrative control in the insurance regulatory authority. Among the provisions found in these statutes are provisions for the filing of registration statements by insurers which are members of a holding company group, provisions that the holding company will be subject to reporting requirements and to visitation by the insurance regulatory authorities, standards as to transactions between insurers and their holding companies or between members of a holding company group, and control over the payment of extraordinary dividends. See Stockholders' Equity and Restrictions, Note 7 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from page 17 of the 1994 Annual Report to Stockholders for additional information concerning transactions between the Life Company and its affiliates.

    The life insurance business is intensely competitive and the Life
    Company competes with many other companies, both stock and mutual, in the states in which it is licensed. The American Council of Life Insurance in its "1994 Fact Book", estimates that of the 1,886 life insurance companies doing business in the United States at mid-year 1993, 1,777 were stock companies.

    According to figures reported in the September 1994 issue of Best's Review, Life/Health Edition, calculated on a statutory accounting basis, the Life Company ranks in the top 11% of all life insurance companies in the United States based on total admitted assets as of December 31, 1993.

    No material portion of the business of the Life Company is dependent upon a single customer or a very few customers. The group life insurance sold by the Life Company consists largely of reinsurance participations described on page 4.

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

    The Life Company presently leases space for 54 district and detached offices in Delaware, Maryland, the District of Columbia, West Virginia, Virginia, Tennessee and North Carolina. The termination dates on these leases range from 1995 to 2003; all of the longer term leases being for district office purposes. The maximum annual rent paid under any lease is $28,775. The annualized rent under all leases in effect on December 31, 1994 was approximately $760,000.


ITEM 3.  Legal Proceedings

    As of the date of this report, neither the Corporation nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of its fiscal year ended December 31, 1994.

                                  PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

    Incorporated herein by reference from the 1994 Annual Report to Stockholders, page 21.

ITEM 6.  Selected Consolidated Financial Data

    Incorporated herein by reference from the 1994 Annual Report to Stockholders, page 22.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Incorporated herein by reference from the 1994 Annual Report to Stockholders, pages 19 and 20.

ITEM 8.  Financial Statements and Supplementary Data

    Consolidated financial statements of the Corporation at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the auditor's report thereon and the Corporation's unaudited quarterly financial data for the two year period ended December 31, 1994 are incorporated herein by reference from the 1994 Annual Report to Stockholders, pages 6 through 18 and 21.

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

                                Position and Offices with the Corporation
                                and the Life Company and Date Elected to
        Name            Age             Corporation Officer Position

    Dianne N. Collins    49     Director of the Life Company and the
                                Corporation and Community Volunteer

    H. D. Garnett        52     Vice President (since 1979), Controller
                                (since 1974) and a director of the
                                Corporation and the Life Company

    C. M. Glenn, Jr.     78     Retired Vice President-Treasurer and a
                                director of the Corporation and the
                                Life Company

    W. G. Hancock        44     Counsel (since 1984) and a director of
                                the Corporation and the Life Company

    G. T. Richardson     42     Vice President (since 1983) and a director
                                of the Corporation and the Life Company

    L. W. Richardson     75     Retired Vice President and a director of
                                the Corporation and the Life Company

    J. M. Wiltshire, Jr. 69     Vice President (since 1972), Counsel
                                (since 1982), Secretary (since 1994)
                                and a director of the Corporation
                                and the Life Company

    R. W. Wiltshire      73     Chairman of the Board (since 1983) and a
                                director of the Corporation and the Life
                                Company

    R. W. Wiltshire, Jr. 49     President (since 1988), Chief Executive
                                Officer (since 1992) and a director of
                                the Corporation and the Life Company

    W. B. Wiltshire      46     Vice President (since 1983) and a director
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

    All of the above persons serve one year terms as both executive officers and directors, or in the case of Messrs. Glenn and Richardson and Mrs. Collins, as directors only, which expire April 4, 1995. There are no executive officers of the Corporation who are not directors.

    (c) Not applicable.

    (d) C. M. Glenn, Jr. is the uncle of W. G. Hancock. L. W. Richardson is the father of G. T. Richardson and the first cousin of R. W. Wiltshire.
    R. W. Wiltshire is the father of R. W. Wiltshire, Jr. and W. B. Wiltshire and the first cousin of J. M. Wiltshire, Jr.

    (e)(1)  Except as set forth below, each of the persons named in (a) and
    (b) above has been principally employed by the Corporation and the Life Company in the present position for more than the past five years.
    Dianne N. Collins has been a Trustee of the 1984 Voting Trust described in Item 12 below since January 4, 1994 and a volunteer in the Richmond, Virginia community for more than the past five years. C. M. Glenn, Jr. and L. W. Richardson retired at the end of 1986 and 1987, respectively, each having served in the office shown for more than five years immediately prior to his retirement. W. G. Hancock has been a partner of the law firm of Mays & Valentine, Richmond, Virginia since 1981 specializing in real estate and mortgage lending, insurance company regulation and general business matters. He was designated as Counsel to the Corporation and the Life Company effective June 13, 1984. J. M. Wiltshire, Jr. was elected to the additional office of Secretary of the Corporation and Life Company effective January 18, 1994. Effective April 7, 1992, R. W. Wiltshire, Jr. was elected Chief Executive Officer of the Life Company and the Corporation to succeed R. W. Wiltshire who had served in that office for more than five years immediately prior thereto. Prior to his election as Chief Executive Officer, R. W. Wiltshire, Jr. was responsible for the general management of the operations of the Corporation and the Life Company. R. W. Wiltshire retired as an employee and salaried officer of the Corporation and the Life Company effective September 6, 1993.

    (e)(2)  Not applicable.

    (f) Not applicable.

    (g) Not applicable.

    (h) The Corporation's directors and executive officers are required to file reports with the Securities and Exchange Commission (the "Commission") concerning their initial ownership of shares of the Corporation's Class A and Class B Common Stock and any subsequent changes in that ownership, and the Corporation traditionally has assisted its directors and executive officers in the filing of these reports. In making these reports, the Corporation has relied on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission. The Corporation believes that these filing requirements were satisfied in 1994.

ITEM 11.  Executive Compensation

    (a) and (b) Summary Compensation Table

    The following Summary Compensation Table sets forth certain information concerning cash compensation paid to or contributed for the benefit of the five individuals named below for services rendered to the Corporation and its subsidiaries as executive officers during each of the three years in the period ended December 31, 1994.

                        SUMMARY COMPENSATION TABLE

   Name and Principal                       Annual              All Other
   Position (1)           Year      Compensation-Salary (2)  Compensation(3)

    R. W. Wiltshire, Jr.  1994              $139,312              $4,179
     President and Chief  1993               118,512               3,555
     Executive Officer(4) 1992               108,528               2,171

    J. M. Wiltshire, Jr.  1994               132,134               3,964
     Vice President,      1993               125,434               3,763
     Secretary and        1992               121,201               2,424
     Counsel

    H. D. Garnett         1994               119,122               3,574
     Vice President and   1993               112,422               3,373
     Controller           1992               107,937               2,159

    W. B. Wiltshire       1994               117,294               3,519
     Vice President       1993               105,403               3,162
                          1992                99,986               2,000

    G. T. Richardson      1994               117,074               3,512
     Vice President       1993               105,174                  --
                          1992                98,991               1,980



    (1) Offices shown are of both the Corporation and the Life Company.
    (2) The amounts shown include employee contributions to the Thrift Plan.
    (3) All of the amounts shown reflect matching contributions by the Corporation and the Life Company to the Thrift Plan. The Thrift Plan is a defined contribution plan available to substantially all salaried employees. Participants may make thrift contributions to the plan in any whole percentage of 2-14% of their compensation, and the Corporation and the Life Company will make a matching contribution to the plan in an amount equal to three-fourths of the first 4% of each eligible employee's compensation so contributed for the year. All matching amounts shown for each executive officer are fully vested. Benefits under the Thrift Plan are payable at death, retirement or other termination of employment (or at January of the calendar year of age 70 1/2, if earlier).
    (4) Effective April 7, 1992, R. W. Wiltshire, Jr. was elected Chief Executive Officer of the Corporation and the Life Company.

    (c) Not applicable

    (d) Not applicable

    (e) Not applicable

    (f) Pension and Postretirement Medical Benefits Plans

    The Corporation's Retirement Plan, a defined benefit pension plan, covers substantially all employees of the Corporation and the Life Company with the requisite length of service, which was reduced from six months to two months of service commencing January 1, 1995. The Plan provides a retirement annuity, payable by the Life Company as the insurer under the Plan, to each employee who is credited with five years of service, who attains his normal retirement age (which is age 65 or, if the employee becomes a participant at or after age 60, his fifth anniversary of becoming a participant) while employed by the Corporation or the Life Company, or who is totally and permanently disabled while an employee. The retirement annuity is earned in the form of a single life annuity for the life of the employee, commencing at the employee's normal retirement age, and is equal to the sum of retirement annuity credits earned by the employee for each calendar year he is credited with a year of service. Retirement annuity benefits under the plan can be paid as early as age 55 if the employee retires with at least ten years of service (or at disability retirement, if earlier) and must be paid starting in January of the calendar year the employee reaches age 70 1/2, even though he has not then retired. The annuity is payable monthly and is subject to actuarial reduction in the event the employee commences to receive his retirement annuity prior to his normal retirement age (other than as a result of disability retirement) or receives his retirement annuity in a joint and survivor rather than a single life annuity form of payment. A survivor annuity benefit is provided to the employee's spouse in certain cases if the employee dies before his retirement annuity payments begin.

    The annual annuity credit for years after 1988 is equal to 2% of the first $10,000 of the employee's compensation for the year, plus 2.5% of the employee's compensation for the year in excess of $10,000. Once an employee is credited with 35 years of service, whether before or after 1989, the annual annuity credit after 1988 becomes 2.5% of the employee's compensation for the year. Prior to 1989, several different benefit formulas were applied, and employees who were participants before 1989 will retain their annuity credits as determined through December 31, 1988 based on those earlier formulas. Covered compensation for purposes of the Plan is aggregate cash compensation up to $150,000 per year for years after 1993 ($200,000 per year for 1992 and 1993), as adjusted from time to time under the Internal Revenue Code of 1986, as amended, which in the case of each executive officer is identical to the amount shown as salary in the Summary Compensation Table appearing in Item 11(a) and (b).
    The estimated annual benefits payable under the Plan for each of the individuals listed in the Summary Compensation Table are as follows: R.
    W. Wiltshire, Jr. - $85,790, J. M. Wiltshire, Jr. - $44,552, , H. D.
    Garnett - $71,137, W. B. Wiltshire - $83,372, and G. T. Richardson - $92,032. The benefits as shown are estimated on the basis that the persons named will continue to receive, until the end of the calendar year in which they reach age 65 or, if already age 65, until the end of the current calendar year, salaries at the same rates in effect during 1994 and will then retire and elect a single life rather than a joint and survivor annuity form of payment.

    Amounts payable under the Plan are not subject to deduction for social security benefits under the Federal Social Security Act.

    In addition to the Corporation's defined benefit pension plan, the Corporation has a postretirement medical benefits plan consisting of defined benefit medical coverage for pre-1993 retirees and defined contribution medical coverage for post-1992 retirees who were active employees on December 31, 1992. The pre-1993 retiree program covers all employees who had retired under the Corporation's pension plan as of December 31, 1992. The post-1992 retiree program covers all full time active employees as of December 31, 1992 who retire under the Corporation's pension plan thereafter. Employees who joined the Corporation after December 31, 1992 are not eligible for participation in either program under the postretirement medical benefits plan.

    The pre-1993 retiree program reimburses its participants for actual covered costs subject to specified deductibles and coinsurance. The pre-1993 retiree program is contributory and participant contribution requirements may be increased from time to time and benefits may be modified or terminated by the Corporation. The post-1992 retiree program is noncontributory and reimburses its participants for the cost of health insurance and other health care coverage premiums up to a maximum benefit amount (stated in terms of health care spending credits) determined in accordance with the plan based on years of service as of December 31, 1992. The unused maximum benefit amount, initially determined as of December 31, 1992, is increased thereafter only for interest from January 1, 1993 until it is fully expended.

    All current salaried executive officers of the Corporation, upon their retirement, will be covered under the post-1992 retiree program. The spending account credit balances determined as of December 31, 1994 (without interest to be credited thereafter) for each of them are as follows: R. W. Wiltshire, Jr. - $28,058, J. M. Wiltshire, Jr. - $30,796,
    H. D. Garnett - $26,005, W. B. Wiltshire - $28,743 and G. T. Richardson -$26,005.

    The Corporation is self insured with respect to benefits under the postretirement medical benefits plan.

    (g) Compensation of Directors

    All directors of the Corporation (other than Messrs. Glenn, L. W. Richardson, R. W. Wiltshire, Hancock and Mrs. Collins) are salaried executive officers. Messrs. Glenn, L. W. Richardson and R. W. Wiltshire have retired as salaried executive officers of the Corporation and the Life Company. Upon his retirement on December 31, 1986 after more than 48 years of service, Mr. Glenn was asked to serve at the pleasure of the Board of Directors as a Consultant to the Corporation and its subsidiaries for which he receives $30,000 per year in addition to his normal retirement benefit of $26,495 under the Corporation's Retirement Plan. Under the terms of the contract, Mr. Glenn has agreed to perform such services of a consulting and advisory nature as may be requested of him from time to time by the Chairman of the Board of the Corporation. Messrs. Richardson and Wiltshire retired on December 31, 1987, and September 6, 1993, respectively, and in consideration of their past services to the Corporation and the Life Company over a continuous period of more than 42 years in the case of Mr. Richardson and 47 years in the case of Mr. Wiltshire, the Corporation agreed to pay Mr. Richardson $30,000 per year and Mr. Wiltshire $90,000 per year in addition to their respective pension benefits of $34,109 and $55,002 under the Retirement Plan. The Corporation's agreements with each of Messrs. Glenn, Richardson and Wiltshire provide that they will not compete with the Corporation or its subsidiaries, directly or indirectly, on a full time or a part time or on a consulting or advisory basis. Messrs. Glenn and Richardson also are participants in the pre-1993 retiree program under the Corporation's postretirement medical benefits plan. Mr. Wiltshire is a participant in the post-1992 retiree program under the plan and has a spending account credit balance as of December 31, 1994, after reimbursement to him of premiums paid subsequent to his retirement, of $42,591. (See "Pension and Postretirement Medical Benefits Plan" in Item 11(f)). Mr. Hancock is a partner in the law firm of Mays & Valentine. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates in 1994, including amounts for legal services provided by Mr. Hancock, did not exceed 5% of the firm's gross revenues
    for its last fiscal year.   No director of the Corporation receives any
    additional compensation in the form of directors' fees or otherwise for attendance at meetings of the Board or committees thereof, or other services performed solely in his or her capacity as a director.

    (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        (1) Not applicable

        (2) Not applicable

    (i) Not applicable

    (j) Board of Director Interlocks and Insider Participation

    The Corporation has no formal compensation committee, and all final decisions as to executive officer compensation are made by the entire Board of Directors. All members of the Board of Directors, except Mrs. Collins, are present or retired officers of the Corporation. Messrs. R.
    W. Wiltshire, Jr., J. M. Wiltshire, Jr.,  Garnett, W. B. Wiltshire, and
    G. T. Richardson are salaried executive officers of the Corporation.  R.
    W. Wiltshire has retired as an employee of the Corporation and now serves as an unsalaried executive officer in the capacity of Chairman of the Board. Messrs. Glenn and L. W. Richardson are retired executive officers of the Corporation. Mr. Hancock is an unsalaried executive officer of the Corporation and a partner in the law firm of Mays & Valentine which is general counsel to the Corporation.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) and (b) As of March 10, 1995, 5,401,024 shares of Class A Common Stock of the Corporation, constituting 63.7% of the 8,476,576 shares then outstanding, were held by trustees under a voting trust agreement dated as of May 1, 1984, which, by virtue of a voting trust extension agreement dated as of May 1, 1987, continues in force until May 11, 1997 (1984 Voting Trust). The Voting Trustees, each of whom is a director of the Corporation and the Life Company are R. W. Wiltshire, L. W. Richardson,
    R. W. Wiltshire, Jr., G. T. Richardson, and Dianne N. Collins (as the current successor to M. D. Nunnally, Jr. one of the original Voting Trustees, who died several years ago) (together, the Trustees). Their mailing address is 3901 West Broad Street, Richmond, Virginia 23230. The Trustees are given exclusive voting power of the Class A Common Stock subject to the 1984 Voting Trust, but must vote or execute consents in accordance with the instructions of the holders of voting trust certificates with respect to any action submitted to a vote of the holders of Class A Common Stock as to which a majority of the Trustees then in office favor an affirmative vote, where such action, if approved by the holders of Class A Common Stock in accordance with and to the extent required by law and the Corporation's Articles of Incorporation, would result in: (a) the increase or decrease of the authorized number of shares of Class A Common Stock; (b) an exchange, reclassification, or cancellation of all or part of the shares of Class
    A Common Stock; (c) an exchange, or right of exchange, of all or any part of the shares of another class into the shares of Class A Common Stock;
    (d) any change that may be adverse to the designations, preferences, limitations, voting rights or relative to other rights of any nature of the shares of Class A Common Stock; (e) any change of the shares of Class A Common Stock into a different number of shares of the same class or into the same or a different number of shares, either with or without par value, of other classes of stock; (f) the creation of a new class of stock, or change of a class with subordinate and inferior rights into a class having rights and preferences prior and superior to shares of Class A Common Stock, or any increase of the rights and preferences of any class having rights and preferences prior or superior to shares of Class A Common Stock; (g) any limitation or denial of preemptive rights of shares of Class A Common Stock; (h) the sale, lease, exchange, mortgage, pledge or other disposition of all, or substantially all, the property and assets of the Corporation; (i) the merger or consolidation of the Corporation with or into any other corporation, or of any other corporation with or into the Corporation; or (j) the dissolution of the Corporation. If a majority of the Trustees shall oppose any such matter, the Trustees need not solicit, obtain or follow directions from the holders of the voting trust certificates, and such majority of Trustees opposing any such proposal are authorized and empowered to vote all the shares of Class A Common Stock held by the Trustees under the 1984 Voting Trust against such proposal. A majority vote of the Trustees controls actions to be taken by them; they may vote in person or by proxy to another Trustee with or without direction how to vote. They may vote for themselves as directors and officers of the Corporation and fix their compensation provided it be commensurate with the duties and responsibilities of the office or position held. They may name successor trustees in event of death, resignation, removal from the Commonwealth of Virginia or incapacity of any Trustee. They receive no compensation for their services as Trustees. In the event that by virtue of a stock dividend, stock split, reclassification of stock or subscription, the Trustees receive further Class A Common Stock, it is to be held by them subject to all of the provisions of the 1984 Voting Trust. In the event that as a result of any merger, consolidation, sale of assets or property, exchange or other cause, the shares of Class A Common Stock of the Corporation held by the Trustees should be converted into and become shares of another corporation, the 1984 Voting Trust shall be terminated automatically unless the amount of voting stock in such other corporation received as a result of the conversion would thereafter represent more than one-third of the issued and outstanding voting stock of such other corporation if it has no class of stock registered under the Securities Exchange Act of 1934, or more than one-twentieth of the issued and outstanding voting stock of such other corporation if it has a class of stock so registered, in either of which cases the 1984 Voting Trust shall continue in force according to its terms.

    Class B Common Stock, which has no vote on most matters, is publicly traded in the over-the-counter market and is not subject to the 1984 Voting Trust.

    Due to the substantial number of shares of Class A Common Stock held subject to the 1984 Voting Trust, the Trustees individually and collectively may be deemed to be "control persons" of the Corporation under rules and regulations of the Securities and Exchange Commission.

    As of March 10, 1995, the Trustees under the 1984 Voting Trust beneficially owned, directly or indirectly, voting trust certificates evidencing an aggregate of 827,646 shares of Class A Common Stock subject thereto, as well as another 270,673 shares of Class A Common Stock that are not subject to the 1984 Voting Trust.

    The following table shows as of March 10, 1995, the beneficial owner-ship of all Class A and Class B Common Stock by each director of the Corporation, and the beneficial ownership of the Corporation's Class A Common Stock by any other person or entity known to the Corporation to own more than 5% of the outstanding shares of such class. The Corporation has no executive officers who are not directors. The amounts shown for Class A Common Stock include beneficial ownership evidenced by voting trust certificates of the 1984 Voting Trust, but exclude Class A shares held by the Trustees thereunder.

                                 Directors

                                        Amount
                        Title of      Beneficially        Percent of
    Name of Director      Class         Owned(1)           Class(2)

    Dianne N. Collins    Class A     13,536(3)(4)(5)           *
                         Class B      7,264(4)                 *
    H. D. Garnett        Class A        -                      -
                         Class B      2,600 (6)                *
    C. M. Glenn, Jr.     Class A    327,826 (5)(7)(8)(9)      3.87
                         Class B     80,711 (7)(8)(9)          *
    W. G. Hancock        Class A     89,560 (9)(10)(11)       1.06
                         Class B          4                    *
    G. T. Richardson     Class A     52,784 (3)(5)             *
                         Class B     10,274                    *
    L. W. Richardson     Class A    262,161 (3)(5)(9)(12)     3.09
                         Class B     89,179 (9)(12)            *
    J. M. Wiltshire, Jr. Class A        -                      -
                         Class B      6,000                    *
    R. W. Wiltshire      Class A    741,492 (3)(5)(9)(13)     8.75
                         Class B     47,920 (13)               *
    R. W. Wiltshire, Jr. Class A     28,346 (3)(5)(13)         *
                         Class B     41,443 (9)(13)            *
    W. B. Wiltshire      Class A     28,186 (5)(13)            *
                         Class B     30,550 (9)(13)            *

                          5% Class A Stockholders
                    (Other Than Directors and Trustees)
                                   Amount
    Name and Address of          Beneficially                   Percent of
    5% Class A Stockholder         Owned (1)                      Class

    Dixie Company                  2,561,336 (5)(14)               30.22
    Richmond, Virginia

    Doris G. Hancock                 449,574 (8)(15)                5.30
    Richmond, Virginia

    Estate of Mary Morton Parsons  1,174,427 (5)(16)               13.85
    Richmond, Virginia

    George L. Richardson             599,680 (5)                    7.07
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

    (5) Some portion or all of the Class A shares shown for each of the indicated directors or stockholders are subject to the 1984 Voting Trust, and their beneficial ownership as to those shares is evidenced by voting trust certificates that have been issued to them thereunder. The number of Class A shares deposited in the 1984 Voting Trust by each of them is as follows: Dianne N. Collins - 13,536; C. M. Glenn, Jr. - 150,164; G. T. Richardson - 22,510; L. W.
        Richardson - 250,708; R. W. Wiltshire - 539,016; R. W. Wiltshire, Jr.
        - 1,876; W. B. Wiltshire - 1,728; Dixie Company - 2,423,800; Estate of Mary Morton Parsons - 1,174,427; and George L. Richardson - 404,600.
    (6) All of the Class B shares shown for Mr. Garnett are owned jointly with his wife.
    (7) Includes 165,520 shares of Class A (of which 90,000 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 23,280 shares of Class B Common Stock held in trust by Crestar Bank as trustee for the benefit of Mr. Glenn during his lifetime, with remainder to his issue.
    (8) Includes 80,822 shares of Class A and, in the case of Mr. Glenn, 3,644 shares of Class B Common Stock, held by Mr. Glenn and his sister, Doris G. Hancock, and another sister, as trustees under the will of Hazel C. Glenn for the benefit of his daughter.
    (9) Includes an aggregate of 7,560 shares of Class A (of which 2,696 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 12,750 shares of Class B Common Stock held by directors as trustees or custodians for the benefit of children (that are not described in other footnotes to this table), or by their wives, and with respect to which beneficial ownership is or will be disclaimed by individual directors in ownership reports filed with the Securities and Exchange Commission.
   (10) The ownership shown for Mr. Hancock excludes 188,800 shares of Class A Common Stock held in trust by Crestar Bank for the benefit of his mother, Doris G. Hancock, with remainder to Mrs. Hancock's issue, in which Mr. Hancock has a vested one-third beneficial interest subject to partial divestment upon any further children of Mrs. Hancock.
   (11) Includes 2,400 shares of Class A Common Stock held by Mr. Hancock and his brother and sister as trustees under inter vivos trusts created by their mother for the benefit of her six grandchildren, three of whom are children of Mr. Hancock.
   (12) Includes 25,538 shares of Class A Common Stock evidenced by voting trust certificates of the 1984 Voting Trust and 36,912 shares of Class B Common Stock held by Mr. Richardson, as trustee with sole voting and shared investment power, for the benefit of a member of his immediate family.
   (13) 141,804 shares of Class A Common Stock, voting trust certificates for 94,976 shares of Class A Common Stock subject to the 1984 Voting Trust and 660 shares of Class B Common Stock are held by the Estate of Essie Lee Wiltshire for the life of R. W. Wiltshire with a vested remainder interest in the children of R. W. Wiltshire. R. W. Wiltshire is the sole executor of the Estate of Essie Lee Wiltshire. During the life of R. W. Wiltshire the income from the foregoing shares is paid to the children of R. W. Wiltshire. In addition, R.
        W. Wiltshire has a life estate in voting trust certificates evidencing 403,264 shares of Class A Common Stock subject to the 1984 Voting Trust and 47,260 shares of Class B Common Stock, with remainder to the children of R. W. Wiltshire. R. W. Wiltshire, Jr. and W. B. Wiltshire have vested one-fourth beneficial interests in all the foregoing shares, subject to partial divestment upon any further children of R. W. Wiltshire. The ownership shown includes such shares for R. W. Wiltshire and excludes all such shares for R.
        W. Wiltshire, Jr. and W. B. Wiltshire.  Both R. W. Wiltshire, Jr. and
        W. B. Wiltshire also have the same vested one-fourth remainder interests subject to partial divestment in another 140,836 shares of Class B Common Stock in which various children and grandchildren of
        R. W. Wiltshire residing in other households have an interest for his life. The ownership shown for R. W. Wiltshire, R. W. Wiltshire, Jr. and W. B. Wiltshire does not reflect any of such shares, except in the case of R. W. Wiltshire, Jr. for 26,445 shares held by him as custodian for his minor children and another 8,764 shares held for his own benefit and in the case of W. B. Wiltshire for 17,630 shares held by him as custodian for his minor children and another 8,764 shares held for his own benefit.

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

    As of March 10, 1995, executive officers and directors of the Corporation as a group beneficially owned 1,543,891 shares or 18.2% of the Class A (including beneficial ownership evidenced by voting trust certificates of, but exclusive of shares held by the Trustees under, the 1984 Voting Trust) and 315,945 shares or 3.5% of the Class B Common Stock of the Corporation, respectively.

    (c) The Corporation has no knowledge of any contractual arrangement which may at a subsequent date result in a change of control of the Corporation, except that the 1984 Voting Trust is scheduled to expire on May 11, 1997. Upon its expiration, the shares of Class A Common Stock of the Corporation now held by the Trustees under the 1984 Voting Trust will be held by persons presently holding voting trust certificates representing those shares.

ITEM 13.  Certain Relationships and Related Transactions

    (a) Not applicable.

    (b) W. G. Hancock is a partner in the law firm of Mays & Valentine which provided legal services as general counsel to the Corporation and its subsidiaries and affiliates during 1994, and is expected to serve in the same capacity in 1995. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates for 1994 did not exceed 5% of the firm's gross revenues for its last full fiscal year.

    (c) Not applicable.

    (d) Not applicable.

                                  Part IV



ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. and 2.  Financial Statements and Financial Statement Schedules

        The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules on page 23 are filed as part of this annual report.

        3.  Exhibits

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

    (b) Reports on Form 8-K

        None

                        HOME BENEFICIAL CORPORATION
                       Index to Financial Statements
                     and Financial Statement Schedules
                               (Item 14(a))

                                                                    Annual
                                                          Form    Report to
                                                          10-K   Stockholders
Consolidated Financial Statements:

  Report of Ernst & Young LLP, Independent Auditors                    18
  Consolidated Balance Sheet at December 31, 1994 and 1993            6-7
  Consolidated Statement of Income for each of the three
  years in the period ended December 31, 1994                           8
  Consolidated Statement of Retained Earnings for each of
  the three years in the period ended December 31, 1994                 9
  Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1994                    10
  Notes to Consolidated Financial Statements                        11-17
  Supplementary information--
    Quarterly financial information (unaudited)                        21

Financial Statement Schedules:

    I - Summary of investments - other than investments
        in related parties at December 31, 1994
        (Consolidated)                                      25

   II - Condensed Financial Information of Registrant
        (Parent Company):

        Balance Sheet at December 31, 1994 and 1993         26
        Statement of Income for each of the three years
        in the period ended December 31, 1994               27
        Statement of Cash Flows for each of the three
        years in the period ended December 31, 1994         28

   IV - Reinsurance for each of the three years in the
        period ended December 31, 1994 (Consolidated)       29

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Stockholders for Home Beneficial Corporation for the year ended December 31, 1994, are incorporated herein by reference.

            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report(Form 10-K) of Home Beneficial Corporation of our report dated February 10, 1995, included in the 1994 Annual Report to Stockholders of Home Beneficial Corporation.

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



                                                        ERNST & YOUNG LLP

Richmond, Virginia
February 10, 1995

                                                        Schedule I
                        HOME BENEFICIAL CORPORATION

                              (CONSOLIDATED)

    SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                           At December 31, 1994
        Column A               Column B         Column C       Column D
                                                               Amount at
                                                            which shown in
   Type of Investment            Cost             Value     balance sheet

Fixed maturities securities available-for-sale:
  Bonds and notes:
    United States Government
     and government agencies
     and authorities         $   28,659,884   $ 29,678,807  $   29,678,807
    States, municipalities
    & political subdivisions    302,051,360    284,436,727     284,436,727
    Foreign governments          26,343,642     25,317,338      25,317,338
    Public utilities            250,900,747    241,829,335     241,829,335
    All other corporate         109,350,262    109,745,273     109,745,273
  Redeemable preferred stocks     1,000,000        969,375         969,375
    Total                       718,305,895   $691,976,855     691,976,855

Equity securities available-for-sale:
  Common stocks:
    Public utilities              1,715,043    $ 3,552,394       3,552,394
    Banks, trust and insurance
      companies                     668,900      5,239,702       5,239,702
    Industrial, miscellaneous
      and other                   6,662,725     14,771,313      14,771,313
  Nonredeemable preferred
    stocks                          681,477        666,440         666,440
     Total equity securities      9,728,145    $24,229,849      24,229,849

Mortgage loans on real estate   338,458,261                    338,458,261
Policy loans                     53,425,676                     53,425,676
Other long-term investments       6,167,002                      6,167,002
Short-term investments           32,459,616                     32,459,616
        Total investments    $1,158,544,595                 $1,146,717,259

                                                         Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               BALANCE SHEET
                        December 31, 1994 and 1993

                                                1994              1993
            ASSETS

Cash and cash equivalents                    $  1,015,332     $  1,580,496
Investment in subsidiaries, at equity         460,497,094      466,132,836
Other assets                                    5,370,053        5,628,327
                                             $466,882,479     $473,341,659


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                  $    112,545     $     79,267

Stockholders' equity (*)
  Capital stock:
    Class A Common Stock, voting, $.3125 par
    value 12,800,000 shares authorized;
    8,476,576 issued at December 31, 1994
    and December 31, 1993                       2,648,930        2,648,930

    Class B Common Stock, non-voting,
    $.3125 par value, 19,200,000 shares
    authorized; 9,087,534 issued at
    December 31, 1994 and 9,462,482
    issued at December 31, 1993                 2,839,854        2,957,025
      Total capital stock                       5,488,784        5,605,955

  Unrealized (losses) gains on available-
    for-sale securities of subsidiaries
    less deferred income taxes                 (6,652,336)      14,258,342
  Retained earnings                           467,933,486      453,398,095
      Total stockholders' equity              466,769,934      473,262,392
                                             $466,882,479     $473,341,659

(*)  See Notes 6 and 7 to Consolidated Financial Statements

                                                        Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF INCOME
               Years Ended December 31, 1994, 1993 and 1992



                                    1994           1993           1992
Revenues:
  Dividends from subsidiaries   $22,304,000     $29,216,000    $14,944,000
  Other investment income           971,392       1,005,362        944,528
    Total Revenues               23,275,392      30,221,362     15,888,528

Expenses:
  Operating and administrative      821,074         915,949        877,593

Income before income taxes and
  equity in undistributed income
  of subsidiaries                22,454,318      29,305,413     15,010,935

Income taxes - current               75,000          50,000         25,000

Income before equity in
  undistributed income of
  subsidiaries                   22,379,318      29,255,413     14,985,935

Equity in undistributed income
  of subsidiaries                13,816,658      13,359,040      2,047,551

Net income                      $36,195,976     $42,614,453    $17,033,486

                                                                   Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          STATEMENT OF CASH FLOWS
               Years Ended December 31, 1994, 1993 and 1992
           Increase (Decrease) in Cash and Cash Equivalents (*)
                                      1994            1993           1992
Operating Activities:
  Net income                    $  36,195,976  $  42,614,453  $ 17,033,486
  Adjustments to reconcile net
  income to net cash provided
  from operating activities:
    Undistributed net income
    of subsidiaries               (13,816,658)   (13,359,040)   (2,047,551)
    Dividends paid by subsidiary
    declared prior year                 -             -          3,584,000
    Other                             333,274         92,878        13,801

      Net cash provided by
      operating activities         22,712,592     29,348,291    18,583,736

Investing activities:
  Additional investment
  in subsidiary                    (1,500,000)         -             -
      Net cash used in
      investing activities         (1,500,000)         -             -

Financing activities:
  Purchase of Common Stock         (7,675,184)   (14,142,511)   (4,252,500)
  Cash dividends to stockholders  (14,102,572)   (14,014,459)  (14,152,261)

      Net cash used in financing
         activities               (21,777,756)   (28,156,970)  (18,404,761)

(Decrease) Increase in cash and
cash equivalents                     (565,164)     1,191,321       178,975

Cash and cash equivalents,
beginning of year                   1,580,496        389,175       210,200

Cash and cash equivalents,
end of year                       $ 1,015,332   $  1,580,496   $   389,175

(*) Short-term investments, which consist of investments with maturities of 30 days or less, are considered cash equivalents

                                                                  Schedule IV
                                 HOME BENEFICIAL CORPORATION
                                       (CONSOLIDATED)
                                         REINSURANCE
                        Years Ended December 31, 1994, 1993 and 1992

    Column A    Column B    Column C    Column D     Column E    Column F
                                                                   % of
                             Ceded      Assumed                    amount
                 Gross      to other    from other      Net        assumed
                 amount     companies   companies      amount       to net
1994:
 Life insurance
  in force  $4,641,841,621 $ 96,625,275 $5,678,611,343 $10,223,827,689 55.5%

 Premiums:
   Life insurance   $88,367,544  $468,895   $19,057,921  $106,956,570  17.8%
   Accident and
    health insurance  8,371,165      -          743,687     9,114,852   8.2

     Total premiums $96,738,709  $468,895   $19,801,608  $116,071,422  17.1%


1993:
 Life insurance
  in force  $4,622,917,075 $101,565,145 $5,467,245,347 $9,988,597,277  54.7%

 Premiums:
   Life insurance   $88,754,881  $452,023  $18,788,760  $107,091,618   17.5%
   Accident and
    health insurance  8,482,576     2,916      797,843     9,277,503    8.6

     Total premiums $97,237,457  $454,939  $19,586,603  $116,369,121   16.8%


1992:
 Life insurance
  in force  $4,640,207,175 $ 99,371,137 $5,250,622,272 $9,791,458,310  53.6%

 Premiums:
   Life insurance   $88,409,010  $383,224  $19,624,622  $107,650,408   18.2%
   Accident and
    health insurance  9,284,564     2,713    1,014,008    10,295,859    9.8

     Total premiums $97,693,574  $385,937  $20,638,630  $117,946,267   17.5%

                                SIGNATURES


Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BENEFICIAL CORPORATION
      Registrant

By:     H. D. Garnett
   Vice President and Controller, 3/21/95


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    R. W. Wiltshire
Chairman of the Board and Director, 3/21/95

    C. M. Glenn, Jr.
Retired Vice President, Treasurer and Director, 3/21/95

    L. W. Richardson
Retired Vice President and Director, 3/21/95

    R. W. Wiltshire, Jr.
President, Chief Executive Officer and Director, 3/21/95

    J. M. Wiltshire, Jr.
Vice President, Counsel, Secretary and Director, 3/21/95

    W. B. Wiltshire
Vice President and Director, 3/21/95

    H. D. Garnett
Vice President, Controller and Director, 3/21/95

    G. T. Richardson
Vice President and Director, 3/21/95

    W. G. Hancock
Counsel and Director, 3/21/95

    Dianne N. Collins
Director, 3/21/95

                             HOME BENEFICIAL CORPORATION
                                  Index to Exhibits
                                    (Items 14(c))

                                                                     Sequential
                                                                        Page
                                                                        Number
EXHIBITS

 2  - Plan of acquisition, reorganization, arrangement, liquidation or
      succession - Not applicable                                             -
 3(i) - Restated Articles of Incorporation (incorporated herein by
        reference from December 31, 1993 Form 10-K                            -
  (ii)- Bylaws incorporated herein by reference from December 31, 1992
        Form 10-K                                                             -
 4  - Instruments defining the rights of security holders, including indentures - See Article III of the Restated Articles of Incorporation
      incorporated herein by reference from December 31, 1993 Form 10-K       -

 9  - Voting Trust Agreement dated May 1, 1984, effective May 31, 1984, and
      Voting Trust Extension Agreement dated May 1, 1987, effective May 11,
      1987 incorporated herein by reference from December 31, 1992 Form 10-K  -
10  - Material Contracts - Consulting and compensation agreements with C. M.
      Glenn, Jr. and L. W. Richardson who are present Directors of the
      Corporation incorporated herein by reference from December 31, 1992
      Form 10-K.  Supplemental Compensation Agreement with R. W. Wiltshire,
      Chairman of the Board of Directors of the Corporation incorporated
      herein by reference from September 30, 1993 Form 10-Q                   -
11  - Statement reference computation of per share earnings - Not applicable  -
12  - Statement reference computation of ratios - Not applicable              -
13  - Annual Report to Security Holders
      With the exception of the information incorporated by reference into
      Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1994 Annual Report to
      Stockholders is not deemed filed as part of this report               32-54
16  - Letter reference change in certifying accountant - Not applicable       -
18  - Letter reference change in accounting principles - Not applicable       -
21  - Subsidiaries of the Registrant incorporated herein by reference from
      December 31, 1989 Form 10-K                                             -
22  - Published report regarding matters submitted to vote of security holders
      - Not applicable                                                        -
23  - Consents of experts and counsel
24
24  - Power of Attorney - Not applicable                                      -
27  - Financial Data Schedule
55
28  - Information from reports furnished to state insurance regulatory
      authorities - Not applicable                                            -
99  - Additional exhibits - Not applicable                                    -




        EXHIBIT 27 - FINANCIAL DATA SCHEDULE
        ARTICLE 7 of Regulation S-X

        Type    Ex-27
        Description Article 27  FDS for 10-K
        Article 7
        Period - Type       12 mons
        Fiscal year-end     Dec 31 1994
        Period-end          Dec 31 1994
        Debt held for sale                      691,976,855
        Debt carrying value                         0
        Debt market value                           0
        Equities                                 24,229,849
        Mortgage                                338,458,261
        Real estate                                 0
        Total invest                          1,146,717,259
        Cash                                      1,726,812
        Recover reinsure                            0
        Deferred acquisition                     96,246,153
        Total assets                          1,288,826,060
        Policy losses                           660,081,842
        Unearned premiums                        25,658,167
        Policy other                             11,004,362
        Policyholder funds                       65,821,085
        Notes payable                               0
        Preferred mandatory                         0
        Preferred                                   0
        Common                                    5,488,784
        Other SE                                461,281,150
        Total liability & Equity              1,288,826,060
        Premiums                                116,071,422
        Investment income                        84,902,022
        Investment gains                            (42,592)
        Other income                                0
        Benefits                                 91,098,014
        Underwriting amortization                13,221,175
        Underwriting - Other                     41,015,687
        Income - Pretax                          55,595,576
        Income tax                               19,400,000
        Income - Continuing                      36,195,976
        Discontinued                                0
        Extraordinary                               0
        Changes                                     0
        Net income                               36,195,976
        EPS - Primary                                  2.04
        EPS - Diluted                                  2.04
        Reserve Open                                0
        Provision - Current                         0
        Provision - Prior                           0
        Payments - Current                          0
        Payments - Prior                            0
        Reserve  Close                              0