Form 10-K/A
period 1994-12-31
HOME BENEFICIAL CORP
filed 1995-04-25
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                Form 10-K/A

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

HOME BENEFICIAL CORPORATION
      Registrant

By:     H. D. Garnett
   Vice President and Controller, 4/25/95


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    R. W. Wiltshire
Chairman of the Board and Director, 4/25/95

    L. W. Richardson
Retired Vice President and Director, 4/25/95

    R. W. Wiltshire, Jr.
President, Chief Executive Officer and Director, 4/25/95

    J. M. Wiltshire, Jr.
Vice President, Counsel, Secretary and Director, 4/25/95

    W. B. Wiltshire
Vice President and Director, 4/25/95

    H. D. Garnett
Vice President, Controller and Director, 4/25/95

    G. T. Richardson
Vice President and Director, 4/25/95

    W. G. Hancock
Counsel and Director, 4/25/95

    Dianne N. Collins
Director, 4/25/95

                             HOME BENEFICIAL CORPORATION
                                  Index to Exhibits
                                    (Items 14(c))
                                                                       Page
                                                                      Number
EXHIBITS

 2  - Plan of acquisition, reorganization, arrangement, liquidation or
      succession - Not applicable                                        -
 3(i) - Restated Articles of Incorporation (incorporated herein by
        reference from December 31, 1993 Form 10-K                       -
  (ii)- Bylaws incorporated herein by reference from December 31, 1992
        Form 10-K                                                        -
 4  - Instruments defining the rights of security holders, including indentures - See Article III of the Restated Articles of Incorporation incorporated herein by reference from December 31,
      1993 Form 10-K                                                     -
 9  - Voting Trust Agreement dated May 1, 1984, effective May 31, 1984, and Voting Trust Extension Agreement dated May 1, 1987, effective
      May 11, 1987 incorporated herein by reference from December 31,
      1992 Form 10-K                                                     -
10  - Material Contracts - Consulting and compensation agreements with
      C. M. Glenn, Jr. and L. W. Richardson who are present Directors of the Corporation incorporated herein by reference from December 31, 1992 Form 10-K. Supplemental Compensation Agreement with R. W. Wiltshire, Chairman of the Board of Directors of the Corporation incorporated herein by reference from September 30, 1993 Form 10-Q -
11  - Statement reference computation of per share earnings - N/A         -
12  - Statement reference computation of ratios - N/A                     -
13  - Annual Report to Security Holders incorporated herein by reference
      from December 31, 1994 Form 10-K                                    -
16  - Letter reference change in certifying accountant - N/A              -
18  - Letter reference change in accounting principles - N/A              -
21  - Subsidiaries of the Registrant incorporated herein by reference
      from December 31, 1989 Form 10-K                                    -
22  - Published report regarding matters submitted to vote of security
      holders - N/A                                                       -
23  - Consents of experts and counsel incorporated herein by reference
      from December 31, 1994 Form 10-K                                    -
24  - Power of Attorney - N/A                                             -
27  - Financial Data Schedule                                             -
28  - Information from reports furnished to state insurance regulatory
      authorities - N/A                                                   -
99  - Additional exhibits - N/A                                           -