Form 10-Q
period 1995-03-31
HOME BENEFICIAL CORP
filed 1995-05-11
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  March 31, 1995
                                    OR
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

                             Yes  X     No

   Number of shares outstanding of each of the Registrant's classes of Common Stock as of May 11, 1995:


                    Class

             Class A Common Stock
               $.3125 Par Value               8,476,576 Shares

             Class B Common Stock
               $.3125 Par Value               9,087,534 Shares




                       Total number of pages   12

                   (This page intentionally left blank)

                        HOME BENEFICIAL CORPORATION

                                   INDEX



Page
                      PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
   March 31, 1995 and December 31, 1994................................    4

   Consolidated Condensed Statement of Income for the three months
   ended March 31, 1995 and 1994 ......................................    5

   Consolidated Condensed Statement of Cash Flows
   for the three months ended March 31, 1995 and 1994..................    6

   Notes to Consolidated Condensed Financial Statements ...............    7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ................................    8



                        PART II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders............   9

Item 5.  Other Information .............................................   9

Item 6.  Exhibits and Reports on Form 8-K ..............................  10

SIGNATURES .............................................................  11
                                     3

                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET
                                                  March 31       December 31
                                                    1995             1994
  ASSETS
  Investments
    Securities available-for-sale at fair value (Note 3)
      Fixed maturities (Amortized value:
      1995, $709,877,482; 1994, $718,305,895) $  697,391,759   $  691,976,855
      Equities (Cost:1995, $9,743,970;
      1994, $9,728,145)                            25,854,894      24,229,849
    Mortgage loans on real estate                 336,679,654     338,458,261
    Policy loans                                   53,680,485      53,425,676
    Short-term investments                         57,127,736      32,459,616
    Other                                           6,120,229       6,167,002
      Total investments                         1,176,854,757   1,146,717,259
  Cash and cash equivalents                         1,784,884       1,726,812
  Receivables                                      22,319,557      22,190,964
  Deferred policy acquisition costs                96,516,819      96,246,153
  Other assets                                     15,326,449      21,944,872
                                               $1,312,802,466  $1,288,826,060

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
      Policy liabilities and accruals
        Future policy benefits and claims      $  663,109,359  $ 660,081,842
        Unearned premiums                          26,105,030     25,658,167
        Other policy claims and benefits payable   10,907,775     11,004,362
          Total policy liabilities and accruals   700,122,164    696,744,371
      Other policyholder funds                     67,010,669     65,821,085
      Other liabilities                            63,920,254     59,490,670
          Total liabilities                       831,053,087    822,056,126

  Stockholders' Equity
    Capital stock
      Class A common stock, voting, $.3125 par
      value, 12,800,000 shares authorized;
      8,476,576 issued at  March 31, 1995 and
      December 31, 1994                             2,648,930      2,648,930
      Class B common stock, non-voting, $.3125
      par value, 19,200,000 shares authorized;
      9,087,534 issued at March 31, 1995 and
      at December 31, 1994                          2,839,854      2,839,854
          Total capital stock                       5,488,784      5,488,784
    Unrealized gains (losses) on securities
      held-for-sale less related deferred
      income taxes                                  2,375,201     (6,652,336)
    Retained earnings                             473,885,394    467,933,486
          Total stockholders' equity              481,749,379    466,769,934
                                               $1,312,802,466 $1,288,826,060

                          See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                  Three Months Ended
                                                      March 31
                                                 1995          1994
    Revenues
      Premiums                              $ 28,806,763  $ 28,812,257
      Net investment income                   21,856,392    21,044,266
      Realized investment (losses)gains
         Total revenues                       50,663,155    49,856,523
    Benefits, claims and expenses
      Benefits and claims                     23,803,748    23,179,468
      Underwriting, acquisition and insurance 13,194,677    13,168,173
         Total benefits, claims and expenses  36,998,425    36,347,641

    Income before income taxes                13,664,730    13,508,882

    Income taxes                               4,200,000     4,200,000

    Net income                              $  9,464,730  $  9,308,882


    Net income per share of common stock
      (Average shares outstanding:
      1995-17,564,110; 1994-17,939,058)            $ .54         $ .52


    Dividends per share                            $ .20        $ .195

See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                  Three Months Ended
                                                       March 31
                                                   1995          1994
    OPERATING ACTIVITIES
      Net income                                 $  9,464,730  $  9,308,882
      Adjustments to reconcile net income to
      net cash provided by operating activities     6,886,826     7,945,393
        Net cash provided by operating activities  16,351,556    17,254,275

    INVESTING ACTIVITIES
      Proceeds from sales or maturities
      of investments
        Fixed maturities                           31,932,746    41,263,909
        Mortgage loans on real estate               7,000,199    17,700,077
        Short-term investments -- net                  -          2,791,462
        Other                                       3,313,905     4,305,686
          Total proceeds                           42,246,850    66,061,134

      Costs of investments acquired
        Fixed maturities                           23,394,634    56,610,111
        Mortgage loans on real estate               5,192,856    19,742,509
        Short-term investments -- net              24,668,120           -
        Other                                       2,961,485     6,032,547
          Total costs                              56,217,095    82,385,167

            Net cash used in investing activities (13,970,245)  (16,324,033)

    FINANCING ACTIVITIES
      Dividends paid                               (3,512,822)   (3,498,116)
      Purchase of Class B Common Stock
      Other                                         1,189,584       746,110
        Net cash used in financing activities      (2,323,238)   (2,752,006)

    Net increase(decrease) in cash and cash equ        58,073    (1,821,764)
    Cash  and cash equivalents at beginning of year 1,726,812     6,039,294
    Cash and cash equivalents at end of period   $  1,784,885  $  4,217,530

    Supplemental disclosure of cash flow information
      Income tax payments                                  $0      $650,000

                          See accompanying notes.

                        HOME BENEFICIAL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

   The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1994 Annual Report to Stockholders.

2. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS No 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral, if the loan is collateral dependent. The Corporation adopted the provisions of SFAS No. 114 as of January 1, 1995. Adoption of this Standard does not have any significant effect on the financial condition or results of operations of the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition

   The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long term in nature and are supported primarily by long term fixed maturity investments and mortgage loans on real estate.
   Assets totaled $1.3 billion at March 31, 1995 with investment assets totalling $1.2 billion or 90% of total assets. Both total assets and invested assets increased over year-end 1994 results. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At March 31, 1995 the fair value of these securities exceeded their cost by $3.6 million. At March 31, 1995 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.
   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral, if the loan is collateral dependent. The Corporation adopted the provisions of SFAS 114 as of January 1, 1995. Adoption of this Standard does not have any significant effect on the financial condition or results of operations of the Corporation.
   Cash and invested assets at March 31, 1995 exceeded total liabilities by 40%. The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans account for less than 5% of total cash and invested assets.
   As disclosed in the Notes to Consolidated Financial Statements as of December 31, 1994, $140 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

   Results of Operations

   Net income for the first quarter of 1995 was $9,464,730 compared to $9,308,882 for the first quarter of 1994.
   Premium income amounted to $28.8 million in the first quarter of both 1995 and 1994. Individual life insurance sales for the first quarter 1995 increased by 8% and amounted to $217 million compared to $200 million in sales for the first quarter of 1994.
   Net investment income, excluding realized investment gains and losses, increased 3.8% compared to a decrease of 5% for the first quarter 1994. The improvement for 1995 results primarily from higher yield on assets. The decrease for 1994 was attributable to the downward trend experienced in portfolio interest rates during 1993 and 1992, and the use of $14 million of internally generated funds to repurchase approximately 600,000 shares of common stock in the second quarter of 1993. Realized investment gains were insignificant for both quarters.

                        Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

   (a) During the three months ended March 31, 1995, and during the period from that date to the date of this report, no matters other than those considered at the Corporation's annual meeting of stockholders held on April 4, 1995 (the "1995 Annual Meeting"), were submitted to a vote of security holders, through the solicitation of proxies or otherwise. At the 1995 Annual Meeting a total of 7,847,150 shares of the Corporation's outstanding Class A Common Stock were present in person or by proxy and entitled to vote.
   (b) At the 1995 Annual Meeting Dianne N. Collins, H. D. Garnett, C. M. Glenn, Jr., W. G. Hancock, G. T. Richardson, L. W. Richardson, J. M. Wiltshire, Jr., R. W. Wiltshire, R. W. Wiltshire, Jr., and W. B. Wiltshire were elected as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.
   (c) At the 1995 Annual Meeting, the following matters were voted upon and received the vote set forth below:

         (1) Election of Directors. Each nominee of the Corporation's Board of Directors for election as a director at the 1995 Annual Meeting was elected, having received the following vote of the holders of the Corporation's Class A Common Stock:

               Nominee                 For            Withheld

            Dianne N. Collins       7,847,150            -0-
            H. D. Garnett           7,847,150            -0-
            C. M. Glenn, Jr.        7,847,150            -0-
            W. G. Hancock           7,847,150            -0-
            G. T. Richardson        7,847,150            -0-
            L. W. Richardson        7,847,150            -0-
            J. M. Wiltshire, Jr.    7,847,150            -0-
            R. W. Wiltshire         7,847,150            -0-
            R. W. Wiltshire, Jr.    7,847,150            -0-
            W. B. Wiltshire         7,847,150            -0-

         (2)   Ratification of Designation of Auditors.
         Designation by the Corporation's Board of Directors or Ernst & Young
            LLP as independent public accountants to audit the books of the Corporation and its subsidiaries for the year ending December 31, 1995 was ratified at the 1995 Annual Meeting by the following vote of the holders of the Corporation's Class A Common Stock:

            FOR:     7,847,150
            AGAINST: -0-
            ABSTAIN: -0-

   (d)   Not applicable.

Item 5.  Other Information

   C. M. Glenn, Jr., who was elected as a director of the Corporation at the 1995 Annual Meeting, died on April 9, 1995. The vacancy on the Board of Directors created by his death has not been filled.

Item 6.   Exhibits and Reports on Form 8-K

   (a) EXHIBITS: Exhibit 27 - Financial Data Schedule is filed as a part of this Quarterly Report on Page 12

   (b)   No reports on Form 8-K were filed during the period covered by this report.
                                       10

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Home Beneficial Corporation
                                                      (Registrant)




Date:  May 11, 1995                        R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer


Date:  May 11, 1995                        Hugh D. Garnett
                                           Vice President and Controller