Form 10-Q
period 1995-06-30
HOME BENEFICIAL CORP
filed 1995-08-04
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  June 30, 1995
                                     OR
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

                              Yes  X     No

   Number of shares outstanding of each of the Registrant's classes of Common Stock as of August 4, 1995:


                    Class

             Class A Common Stock
               $.3125 Par Value               8,476,576 Shares

             Class B Common Stock
               $.3125 Par Value               9,087,534 Shares

                        Total number of pages   11

                    (This page intentionally left blank)

                         HOME BENEFICIAL CORPORATION

                                    INDEX




                                                                     Page
                       PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
   June 30, 1995 and December 31, 1994.................................    4

   Consolidated Condensed Statement of Income for the three months and
   six months ended June 30, 1995 and 1994 ............................    5

   Consolidated Condensed Statement of Cash Flows
   for the six months ended June 30, 1995 and 1994.....................    6

   Notes to Consolidated Condensed Financial Statements ...............    7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ................................    8



                         PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K ..............................   9

SIGNATURES .............................................................  10

                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                  June 30         December 31
                                                    1995              1994

ASSETS
Investments
 Securities available-for-sale at fair value
  Fixed maturities (Amortized value:
  1995, $725,850,593; 1994, $718,305,895) $   740,778,324   $   691,976,855
  Equities (Cost: 1995, $8,978,006;
  1994, $9,728,145                             26,480,195        24,229,849
 Mortgage loans on real estate                332,146,312       338,458,261
 Policy loans                                   53,806,832        53,425,676
 Short-term investments                         47,486,305        32,459,616
 Other                                           6,850,525         6,167,002
   Total investments                         1,207,548,493     1,146,717,259
Cash and cash equivalents                        2,712,586         1,726,812
Receivables                                     22,482,089        22,190,964
Deferred policy acquisition costs               97,576,671        96,246,153
Other assets                                    12,803,178        21,944,872
                                          $ 1,343,123,017    $ 1,288,826,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Policy liabilities and accruals
  Future policy benefits and claims         $  666,087,389   $   660,081,842
  Unearned premiums                              26,230,578       25,658,167
  Other policy claims and benefits payable       10,591,601       11,004,362
    Total policy liabilities and accruals       702,909,568      696,744,371
Other policyholder funds                         68,182,258       65,821,085
Other liabilities                                65,239,063       59,490,670
    Total liabilities                           836,330,889      822,056,126

Stockholders' Equity
 Capital stock
  Class A common stock, voting, $.3125 par
  value, 12,800,000 shares authorized;
  8,476,576 issued at  June 30, 1995
  and December 31, 1994                          2,648,930         2,648,930
  Class B common stock, non-voting, $.3125
  par value, 19,200,000 shares authorized;
  9,087,534 issued at June 30, 1995 and
  at December 31, 1994                           2,839,854         2,839,854
    Total capital stock                           5,488,784        5,488,784
 Unrealized gains (losses) on securities
 available-for-sale less related deferred
 income taxes                                   22,104,920        (6,652,336)
 Retained earnings                              479,198,424      467,933,486
    Total stockholders' equity                  506,792,128      466,769,934
                                            $ 1,343,123,017  $ 1,288,826,060

                           See accompanying notes.

                         HOME BENEFICIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                 Three Months Ended         Six Months Ended
                                       June 30                    June 30
                                 1995          1994         1995         1994
Revenues
  Premiums               $ 28,533,352  $ 28,360,063  $57,340,115  $57,172,320
   Net investment income  22,031,356    21,167,158   43,820,827   42,152,191
   Realized investment
   (losses)gains            (16,942)       (1,887)      49,979       57,346
   Total revenues         50,547,766    49,525,334  101,210,921   99,381,857
 Benefits, claims and expenses
   Benefits and claims    23,510,018    22,718,281   47,313,766   45,897,749
   Underwriting, acquisition
   and insurance expenses 12,386,255    12,418,806   25,580,932   25,586,979
      Total benefits, claims
      and expenses        35,896,273    35,137,087   72,894,698   71,484,728

 Income before income
 taxes                    14,651,493    14,388,247   28,316,223   27,897,129

 Income taxes              5,650,000     5,750,000   9,850,000    9,950,000

 Net income              $  9,001,493   $  8,638,247 $18,466,223  $17,947,129


 Net income per share of
 common stock (Average shares
 outstanding: 1995-17,564,110;
 1994-17,920,90                 $0.51         $0.48        $1.05        $1.00


 Dividends per share             $0.21         $0.20       $0.41       $0.395
















                           See accompanying notes.

                         HOME BENEFICIAL CORPORATION
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       Six Months Ended
                                                            June 30
                                                      1995             1994
OPERATING ACTIVITIES
Net income                                   $  18,466,223    $  17,947,129
  Adjustments to reconcile net income to net
  cash provided by operating activities          3,161,087        6,105,379
    Net cash provided by operating activities   21,627,310       24,052,508

INVESTING ACTIVITIES
  Proceeds from sales or maturities of investments
    Fixed maturities                            58,100,590      121,411,115
    Mortgage loans on real estate               15,632,800       29,831,765
    Short-term investments -- net
    Other                                        6,817,224       10,509,640
      Total proceeds                            80,550,614      161,752,520

  Costs of investments acquired
    Fixed maturities                            65,418,302      135,487,016
    Mortgage loans on real estate                9,866,882       33,120,028
    Short-term investments -- net               15,026,689        3,100,480
    Other                                        6,040,165       11,377,638
      Total costs                               96,352,038      183,085,162

        Net cash used in investing activities  (15,801,424)     (21,332,642)

FINANCING ACTIVITIES
  Dividends paid                                (7,201,285)      (7,076,928)
  Purchase of Class B Common Stock                   -             (911,250)
  Other                                          2,361,173        1,909,823
    Net cash used in financing activities       (4,840,112)      (6,078,355)

Net increase(decrease) in cash and
cash equivalents                                   985,774       (3,358,489)
Cash  and cash equivalents at beginning of year  1,726,812        6,039,294
Cash and cash equivalents at end of period    $  2,712,586    $   2,680,805

Supplemental disclosure of cash flow information
  Income tax payments                           $9,500,000       $9,700,000










                           See accompanying notes.

                         HOME BENEFICIAL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition

   The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long term in nature and are supported primarily by long term fixed maturity investments and mortgage loans on real estate.
   Assets totaled $1.3 billion at June 30, 1995 with investment assets totalling $1.2 billion or 90% of total assets. Both total assets and invested assets increased over year-end 1994 results. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At June 30, 1995 the fair value of these securities exceeded their cost by $32 million. At June 30, 1995 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.
   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral, if the loan is collateral dependent. The Corporation adopted the provisions of SFAS 114 as of January 1, 1995. Adoption of this Standard does not have any significant effect on the financial condition or results of operations of the Corporation.
   The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans account for less than 5% of total cash and invested assets.
   As disclosed in the Notes to Consolidated Financial Statements as of December 31, 1994, $140 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

   Results of Operations

   Net income for the first six months of 1995 was $18,466,223 compared to $17,947,129 for the same period in 1994. Realized investment gains and losses were insignificant for the two periods.
   Individual life insurance sales for 1995 increased by 15% and amounted to $451 million compared to $389 million for the first half of 1994. Premiums increased in both the first and second quarter of 1995.
   Net investment income, excluding realized investment gains and losses, increased 4% compared to a decrease of 3.5% for the 1994 period. The improvement for 1995 results from growth in portfolio assets. The decrease for 1994 was attributable to the downward trend experienced in portfolio interest rates during 1993 and 1992, and the use of $14 million of internally generated funds to repurchase approximately 600,000 shares of common stock in the second quarter of 1993.

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






                                              Home Beneficial Corporation
                                                      (Registrant)




Date:  August 4, 1995                      R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer


Date:  August 4, 1995                      Hugh D. Garnett
                                           Vice President and Controller