Form 10-Q
period 1995-09-30
HOME BENEFICIAL CORP
filed 1995-11-08
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-Q

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:  September 30, 1995
                                         OR
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

                                  Yes  X     No

   Number of shares outstanding of each of the Registrant's classes of Common Stock as of November 8, 1995:

                    Class

             Class A Common Stock
               $.3125 Par Value               8,446,200 Shares

             Class B Common Stock
               $.3125 Par Value               8,992,910 Shares

                            Total number of pages   14

                        (This page intentionally left blank)

HOME BENEFICIAL CORPORATION

                                        INDEX



                                                                        Page
                           PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Condensed Balance Sheet at
   September 30, 1995 and December 31, 1994............................    4

   Consolidated Condensed Statement of Income for the three months and
   nine months ended September 30, 1995 and 1994 ......................    5

   Consolidated Condensed Statement of Cash Flows
   for the nine months ended September 30, 1995 and 1994...............    6

   Notes to Consolidated Condensed Financial Statements ...............    7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ...................................    8



                             PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K .............................    9

SIGNATURES ............................................................   10


PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                    September 30       December 31
                                                          1995              1994
ASSETS
  Investments
    Securities available-for-sale at fair value
      Fixed maturities (Amortized value: 1995,
      $737,152,838; 1994, $718,305,895)           $   758,671,945   $   691,976,855
      Equities (Cost: 1995, $8,944,983;
      1994, $9,728,145)                                28,099,210        24,229,849
    Mortgage loans on real estate                     330,892,663       338,458,261
    Policy loans                                       54,089,799        53,425,676
    Short-term investments                             45,868,531        32,459,616
    Other                                               6,803,131         6,167,002
      Total investments                             1,224,425,279     1,146,717,259
  Cash and cash equivalents                             2,555,124         1,726,812
  Receivables                                          22,797,405        22,190,964
  Deferred policy acquisition costs                    98,249,515        96,246,153
  Other assets                                         12,370,327        21,944,872
                                                  $ 1,360,397,650   $ 1,288,826,060

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Policy liabilities and accruals
      Future policy benefits and claims           $   669,131,666   $   660,081,842
      Unearned premiums                                26,245,751        25,658,167
      Other policy claims and benefits payable         10,396,948        11,004,362
        Total policy liabilities and accruals         705,774,365       696,744,371
      Other policyholder funds                         69,004,451        65,821,085
      Other liabilities                                70,716,213        59,490,670
        Total liabilities                             845,495,029       822,056,126

  Stockholders' Equity
    Capital stock
      Class A common stock, voting, $.3125 par value,
      12,800,000 shares authorized; 8,446,200 issued
      at  September 30, 1995 and 8,476,576 issued
      at December 31, 1994                              2,639,438         2,648,930
      Class B common stock, non-voting, $.3125 par
      value, 19,200,000 shares authorized;
      8,992,910 issued at September 30, 1995 and
      9,087,534 issued at December 31, 1994             2,810,284         2,839,854
        Total capital stock                             5,449,722         5,488,784
    Unrealized gains (losses) on securities
      available-for-sale less related deferred
      income taxes                                     27,348,334        (6,652,336)
    Retained earnings                                 482,104,565       467,933,486
        Total stockholders' equity                    514,902,621       466,769,934
                                                  $ 1,360,397,650   $ 1,288,826,060

              See accompanying notes.

         HOME BENEFICIAL CORPORATION
       CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                    Three Months Ended         Nine Months Ended
                                       September 30              September 30
                                   1995         1994          1995         1994
Revenues
  Premiums                      $28,413,634 $29,045,487  $ 85,753,749 $ 86,217,807
  Net investment income          22,188,336  21,148,611    66,009,163   63,300,802
  Realized investment
  (losses)gains                    (100,147)    (49,617)      (50,168)       7,729
    Total revenues               50,501,823   50,144,481  151,712,744  149,526,338
Benefits, claims and expenses
  Benefits and claims             22,354,794   22,284,384    69,668,560   68,182,133
  Underwriting, acquisition
  and insurance expenses          14,297,737   14,724,118    39,878,669   40,311,097
    Total benefits, claims
    and expenses                  36,652,531   37,008,502   109,547,229  108,493,230

Income before income taxes        13,849,292   13,135,979    42,165,515   41,033,108

Income taxes                       4,450,000    4,150,000    14,300,000   14,100,000

Net income                        $9,399,292   $8,985,979   $27,865,515  $26,933,108


Net income per share of common stock
 (Average shares outstanding:
 1995-17,559,073; 1994-17,822,424)     $ .54        $ .51         $1.59        $1.51


Dividends per share                    $ .21        $ .20          $ 62       $ .595



           See accompanying notes.

            HOME BENEFICIAL CORPORATION
    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                  Nine Months Ended
                                                    September 30
                                                1995             1994

OPERATING ACTIVITIES
  Net income                                $ 27,865,515     $ 26,933,108
  Adjustments to reconcile net income to
  net cash provided by operating activities    7,795,530        8,589,722
    Net cash provided by operating activities 35,661,045       35,522,830

INVESTING ACTIVITIES
  Proceeds from sales or maturities of investments
    Fixed maturities                          90,484,132      186,004,181
    Mortgage loans on real estate             25,093,951       38,062,081
    Short-term investments -- net                      0        8,976,428
    Other                                     10,307,278       14,362,549
      Total proceeds                         125,885,361      247,405,239

    Costs of investments acquired
      Fixed maturities                        109,668,604      201,653,079
      Mortgage loans on real estate            17,996,335       54,716,700
      Short-term investments -- net            13,408,915                0
      Other                                     9,094,108       14,494,853
        Total costs                           150,167,962      270,864,632

        Net cash used in investing activities (24,282,601)     (23,459,393)

FINANCING ACTIVITIES
  Dividends paid                              (10,889,748)     (10,589,750)
  Purchase of Class B Common Stock             (2,843,750)      (7,675,184)
  Other                                         3,183,366        3,285,530
    Net cash used in financing activities     (10,550,132)     (14,979,404)

Net increase(decrease) in cash and
cash equivalents                                  828,312       (2,915,967)
Cash and cash equivalents at beginning of y     1,726,812        6,039,294
Cash and cash equivalents at end of period   $  2,555,124    $   3,123,327

Supplemental disclosure of cash flow information
      Income tax payments                     $14,700,000      $15,300,000


              See accompanying notes.

                             HOME BENEFICIAL CORPORATION
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1994. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

3. During the third quarter of 1995, the Corporation purchased 30,376 shares of its Class A and 94,624 shares of its Class B Common Stock at a cost of $2.8 million. In the first nine months of 1994, the Corporation purchased 374,948 shares of its Class B Common Stock at a cost of $7.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition
   The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life
   Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long term in nature and are supported primarily by long term fixed maturity investments and mortgage loans on real estate.
   Assets totaled $1.4 billion at September 30, 1995 with investment assets totalling $1.2 billion or 90% of total assets. Both total assets and invested assets increased over year-end 1994 results. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At September 30, 1995 the fair value of these securities exceeded their cost by $40 million. At September 30, 1995 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.
   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral, if the loan is collateral dependent. The Corporation adopted the provisions of SFAS 114 as of January 1, 1995. Adoption of this Standard does not have any significant effect on the financial condition or results of operations of the Corporation.
   The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans account for less than 5% of total cash and invested assets.
   As disclosed in the Notes to Consolidated Financial Statements as of December 31, 1994, $140 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

   Results of Operations
   Net income for the first nine months of 1995 was $27,865,515 compared to $26,933,108 for the same period in 1994. Realized investment gains and losses were insignificant for the two periods.
   Individual life insurance sales for 1995 increased by 20% and amounted to $704 million compared to $584 million for the first nine months of 1994. A substantial part of the 1995 sales improvement occurred during the last four months of the period ending September 30, 1995.
   Net investment income, excluding realized investment gains and losses, increased 4.2% compared to a decrease of 2.5% for the 1994 period. The improvement for 1995 results from growth in portfolio assets. The decrease for 1994 was attributable to the downward trend experienced in portfolio interest rates during 1993 and 1992, and the use of $14 million of internally generated funds to repurchase approximately 600,000 shares of common stock in the second quarter of 1993.

                             Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

   (a) EXHIBITS: The exhibits listed in the accompanying Index to Exhibits on page 11 are filed as part of this quarterly report.

   (b) No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              Home Beneficial Corporation
                                                      (Registrant)




Date:  November 8, 1995                    R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer


Date:  November 8, 1995                    Hugh D. Garnett
                                           Vice President and Controller

                             HOME BENEFICIAL CORPORATION

                                  Index to Exhibits

                                     (Item 6(a))

                                                                  Sequential
                                                                  Page Number
EXHIBITS

   10 -  Material contracts - Supplemental Compensation Agreement dated September 19, 1995 with J.M. Wiltshire, Jr., Vice
         President, Secretary and Counsel                            12-13

   27 -  Financial Data Schedule                                        14
