Form 10-K
period 1995-12-31
HOME BENEFICIAL CORP
filed 1996-03-19
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 Form 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]
                  For fiscal year ended December 31, 1995
                                    OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                             [NO FEE REQUIRED]
               For the transition period from      to
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

        Securities registered pursuant to Section 12(g) of the Act:
                           CLASS B COMMON STOCK
                             (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No  [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The Registrant's Class A Voting Common Stock is closely held and is not publicly traded. The aggregate market value of Class B Non-Voting Common Stock held by nonaffiliates of the Registrant was $222,767,216 as of March 8, 1996.
  Number of shares outstanding of each of the Registrant's classes of common stock as of March 8, 1996:
                        Class                            Shares
                Class A Common Stock
                  $.3125 Par Value                      8,317,827
                Class B Common Stock
                  $.3125 Par Value                      8,992,910

                    Documents Incorporated by Reference
  Part I and Part II of this Form 10-K incorporate certain information by reference from the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

                             TABLE OF CONTENTS

                                 PART I

                                                                     PAGE
ITEM 1.  Business ....................................................   3

ITEM 2.  Properties ..................................................   8

ITEM 3.  Legal Proceedings ...........................................   8

ITEM 4.  Submission of Matters to a Vote of Security Holders .........   8


                                  PART II

ITEM 5.  Market for the Registrants' Common Equity and
         Related Stockholder Matters .................................   9

ITEM 6.  Selected Consolidated Financial Data ........................   9

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................   9

ITEM 8.  Financial Statements and Supplementary Data .................   9

ITEM 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ...................................   9


                                 PART III

ITEM 10. Directors and Executive Officers of the Registrant ..........  10

ITEM 11. Executive Compensation ......................................  12

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management ..............................................  16

ITEM 13. Certain Relationships and Related Transactions ..............  20


                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K .................................................  21

SIGNATURES ...........................................................  29

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

    There was no material change in the nature of business done by the Corporation during 1995.


                       BUSINESS OF THE LIFE COMPANY

    The Life Company sells group life insurance and substantially all of the forms of ordinary insurance, including universal life, whole life, term, and annuities, together with accidental death and disability riders. The Life Company's business is concentrated in six Mid-Atlantic states and the District of Columbia, and its products are marketed through its own sales force of approximately 1,150 full-time personnel assigned to some 47 district offices located in principal cities and towns. In addition to the agency force, there were some 235 supervisory, administrative, clerical and other personnel employed in the home office.

    The following table sets forth the geographic distribution of direct business premiums received during 1995:

                                         Premiums
            Jurisdiction                (In 000's)

            Delaware                    $ 2,596
            District of Columbia          2,802
            Maryland                     15,210
            North Carolina               10,058
            Tennessee                    22,084
            Virginia                     40,012
            West Virginia                 1,194

    The maximum amount of ordinary individual insurance presently retained by the Life Company without reinsurance is $200,000 plus an additional $75,000 coverage for accidental death. The total amount of life insurance in force at December 31, 1995 reinsured by the Life Company with other companies aggregated $85 million representing less than 1% of the Life Company's life insurance in force on that date. A contingent liability exists on insurance ceded to the reinsurer since the Life Company would be liable in the event that the reinsurer is unable to meet obligations assumed by it under the reinsurance agreement. The Life Company participates in several group life insurance programs as a reinsurer and also assumes reinsurance on a facultative (individual risk) basis from two other life insurance companies. Life insurance assumed relates principally to group life and represented approximately 17% of premium income and 56% of life insurance in force for 1995. Claims incurred under these group life insurance programs approximate the related premium income, and no significant assets or liabilities are required in the balance sheet.

    Accident and health insurance premiums accounted for less than 8% of premium income for 1995. A significant proportion of the accident and health premium is attributable to medical benefit coverage provided for the Life Company's employees and their dependents under its Protection and Retirement Plan. The Life Company offers no health insurance coverage other than to its own employees. The Life Company writes individual accident policies with death and dismemberment benefits. These policies accounted for approximately 30% of total accident and health premiums for 1995.

    The Life Company, as a legal reserve company, is required by the various laws of the states in which it is licensed to transact business to carry as liabilities aggregate policy reserves which are considered adequate to meet its obligations on insurance policies in force. Such required reserves are considered statutory reserves because the methods and assumptions used in their calculation are explicitly prescribed by the laws of the various states. The liabilities shown herein for all policies issued since 1948 are based on guidelines prescribed by the American Institute of Certified Public Accountants and have been calculated in accordance with generally accepted accounting principles. Such liabilities are calculated by the use of assumptions as to mortality rates, interest rates, withdrawal rates and expense rates in effect at the time the gross premiums were calculated. Liabilities on paid-up policies include a liability for future maintenance expenses which the Life Company expects to incur. See Revenues, Benefits, Claims and Expenses, Note 1 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from pages 11 and 12 of the 1995 Annual Report to Stockholders, for additional information relating to the Life Company's reserves.

    The investment of the Life Company's funds and assets is determined by an Investment Committee. Generally, investments made must meet requirements established by the applicable investment statutes of the Commonwealth of Virginia governing the nature and quality of investments which may be made by life insurance companies.

    The following table shows investments of the Life Company at December 31, 1995. Fixed maturities (bonds, notes and redeemable preferred stocks) and equity securities (nonredeemable preferred and common stocks) are stated at fair value; mortgage loans on real estate are stated at cost adjusted where appropriate for amortization of premium or discount;

    short-term investments are at cost; and policy loans are stated at unpaid balances.

                                                          Asset Value
                                                      Amount      Percent
                                                      (000's)     of Total
        Fixed Maturities:
          Bonds and notes:
            United States government and govern-
              ment agencies and authorities         $  36,123        2.9%
            States, municipalities and political
              subdivisions                            369,590       29.2
            Foreign government                         23,954        1.9
            Public utilities                          274,965       21.7
            All other corporate                        91,110        7.2
              Total fixed maturities                  795,742       62.9

        Equity Securities                              29,476        2.3
        Mortgage loans                                339,774       26.9
        Policy loans                                   54,480        4.3
        Short-term investments                         39,620        3.1
        Other                                           5,610         .5
                                                   $1,264,702      100.0%

    There were no principal and interest payments past due on fixed maturities at December 31, 1995.

    The Life Company's mortgage portfolio consists of approximately 2,400 conventional first mortgages on a wide range of residential and commercial properties located primarily in those Mid-Atlantic states in which the Life Company conducts its insurance business. At December 31, 1995 the aggregate carrying value of mortgage loans was $339,773,729, broken down by category as follows:

            Residential         $167,751,726
            Commercial           172,022,003

    Commercial loans include loans on apartments, shopping centers, office buildings and warehouses. Generally, commercial loans range from $250,000 to $4,500,000 in principal amount. The Life Company also makes some mortgage loans to churches. Every property is inspected by a staff underwriter prior to the issuance of a loan commitment. On commercial loans of more than $250,000, the property is inspected every two years after the loan is closed as long as the balance exceeds $250,000.

    The Life Company's mortgage lending business is heavily concentrated in the states of Virginia and North Carolina. At December 31, 1995, approximately 77% of the Life Company's mortgages, constituting approxi-mately 75% of the total book value of the Life Company's mortgage port-folio, were on residential or commercial properties located in the State of Virginia. Additionally, at the same date approximately 14% of the

    Life Company's mortgages, constituting approximately 12% of the total book value of the Life Company's mortgage portfolio, were on properties in North Carolina. The relatively high percentage of mortgage loans made in these two states reflects the geographical concentration of the Life

    Company's insurance business activities in the same two states. Although the Life Company's mortgage loan portfolio is heavily concentrated in Virginia and North Carolina, the economies of those states are diversified, and the Life Company does not believe its mortgage loan portfolio reflects undue risk from the large percentage of its loans originated in those two states.

    Although the economic downturn during 1990 and 1991 was characterized by troubled real estate loans in the portfolios of many financial institutions operating in the Life Company's market, the Life Company's mortgage loan portfolio has not reflected the widely-publicized experience of other financial institutions. The Life Company presently holds one real estate parcel acquired through foreclosure with a carrying value in the financial statements of $670,000. Mortgage loans whose terms have been restructured over the past five years are immaterial, and no mortgage loans were in foreclosure proceedings at December 31, 1995. Except as indicated below, there were no mortgage loans otherwise not performing in accordance with the contractual terms.

    At December 31, 1995, the aging schedule for delinquent mortgage loans in terms of past due days was as follows:

                                          Past due days
                            30-60        60-90       Over 90      Total

    Principal           $1,800,8011   $373,751        $67,955   $2,242,507
    Percent of total
     mortgage loans         .53%         .11%            .02%       .66%

    130-60 days past due includes a substantial amount of loan payments that have been received by the Life Company's brokers after their December, 1995 cut-off reporting date to the Life Company. These amounts will be included in their next remittance report.

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

    During the period 1986-1995, the Life Company experienced only six foreclosures on real estate loans, one in each of the years 1986, 1989, 1990 and 1995, two in 1992, none in 1993 and 1994. The total of the unpaid principal balances of loans in these six foreclosures was approxi-

    mately $1.7 million. The Life Company disposed of five properties acquired in pre-1994 foreclosure proceedings without a net loss. The Corporation does not provide a provision for loan losses in its financial statements. Based upon the de minimis loss experience of the mortgage loan portfolio over many years and the continuing satisfactory performance of its portfolio, the Corporation's management does not feel that a provision is required.

    See Investment Operations, Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference from pages 12, 13, 14 and 15 of the 1995 Annual Report to Stockholders, and Schedule I included in Part IV elsewhere herein, for additional information concerning the Corporation's consolidated investment portfolio.

    The Life Company, in common with other insurance companies, is subject to regulation and supervision in each of the states in which it does business. Such regulation is primarily for the benefit of the policy-holders of the Life Company rather than the stockholders. Although the extent of such regulation varies from state to state, in general, the insurance laws of the respective states delegate broad administrative powers to supervisory agencies. These powers relate to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used, reserve requirements, and the type and concentration of investments permitted. In addition, the supervisory agencies have power over the form and content of required financial statements and reports, including requirements regarding accounting practices to be employed in the presentation of such statements and reports. Certain of the required accounting practices vary from generally accepted accounting principles. See Notes 1 and 7 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference from pages 11, 12 and 18 of the 1995 Annual Report to Stockholders.

    Several jurisdictions in which the Life Company does business including its domiciliary state of Virginia, have enacted legislation providing for specific regulation of the relationship between licensed insurers and their holding companies and among affiliated members of a holding company group. These statutes vary in substance from state to state, but generally speaking, vest administrative control in the insurance regulatory authority. Among the provisions found in these statutes are provisions for the filing of registration statements by insurers which are members of a holding company group, provisions that the holding company will be subject to reporting requirements and to visitation by the insurance regulatory authorities, standards as to transactions between insurers and their holding companies or between members of a holding company group, and control over the payment of extraordinary dividends. See Stockholders' Equity and Restrictions, Note 7 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference from page 18 of the 1995 Annual Report to Stockholders for additional information concerning transactions between the Life Company and its affiliates.

    The life insurance business is intensely competitive and the Life Company competes with many other companies in the states in which it is licensed. The American Council of Life Insurance in its "1995 Fact Book", estimates that there were 1,770 life insurance companies doing business in the United States at the beginning of 1995.

    According to figures reported in the October 1995 issue of Best's Review, Life/Health Edition, calculated on a statutory accounting basis, the Life Company ranks in the top 12% of all life insurance companies in the United States based on total admitted assets as of December 31, 1994.

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

    The Life Company presently leases space for 61 district and detached offices in Delaware, Maryland, the District of Columbia, West Virginia, Virginia, Tennessee and North Carolina. The termination dates on these leases range from 1996 to 2005; all of the longer term leases being for district office purposes. The maximum annual rent paid under any lease is $28,776. The annualized rent under all leases in effect on December 31, 1995 was approximately $750,000.


ITEM 3.  Legal Proceedings

    As of the date of this report, neither the Corporation nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of its fiscal year ended December 31, 1995.

                                  PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

    Incorporated herein by reference from the 1995 Annual Report to Stockholders, page 22.

ITEM 6.  Selected Consolidated Financial Data

    Incorporated herein by reference from the 1995 Annual Report to Stockholders, page 23.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Incorporated herein by reference from the 1995 Annual Report to Stockholders, pages 20 and 21.

ITEM 8.  Financial Statements and Supplementary Data

    Consolidated financial statements of the Corporation at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and the independent auditor's report thereon and the Corporation's unaudited quarterly financial data for the two year period ended December 31, 1995 are incorporated herein by reference from the 1995 Annual Report to Stockholders, pages 6 through 19 and 22.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

    None.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    (a) and (b) The following table gives the name and age of each of the directors (all of whom, except L. W. Richardson and Dianne N. Collins are executive officers of the Corporation and the Life Company) and their positions and offices with the Corporation and the Life Company and the dates first elected to those positions with the Corporation.

                                Position and Offices with the Corporation
                                and the Life Company and Date Elected to
        Name            Age             Corporation Officer Position

    Dianne N. Collins    50     Director of the Corporation and the Life
                                Company and Community Volunteer

    H. D. Garnett        53     Vice President (since 1979), Controller
                                (since 1974) and a director of the
                                Corporation and the Life Company

    W. G. Hancock        45     Counsel (since 1984) and a director of
                                the Corporation and the Life Company

    G. T. Richardson     43     Vice President (since 1983) and a director
                                of the Corporation and the Life Company

    L. W. Richardson     76     Retired Vice President and a director of
                                the Corporation and the Life Company

    J. M. Wiltshire, Jr. 70     Secretary (since 1994) and a director of the
                                Corporation and the Life Company

    R. W. Wiltshire      74     Chairman of the Board (since 1983) and a
                                director of the Corporation and the Life
                                Company

    R. W. Wiltshire, Jr. 50     President (since 1988) and Chief Executive
                                Officer (since 1992) and a director of
                                the Corporation and the Life Company

    W. B. Wiltshire      47     Vice President (since 1983) and a director
                                of the Corporation and the Life Company


    Mrs. Collins was first elected to the Board of Directors of the Corporation on February 15, 1994, Messrs. Garnett, Hancock, G. T. Richardson, and W. B. Wiltshire were first elected to the Board in 1983, and Messrs. R. W. Wiltshire, Jr. and J. M. Wiltshire, Jr. were first elected to the Board in 1976 and 1971, respectively, all to fill then existing vacancies on the Board. Messrs. R. W. Wiltshire and L. W. Richardson have served as directors of the Corporation since its organization in 1970.

    All of the above persons serve one year terms as both executive officers and directors, or in the case of L. W. Richardson and Mrs. Collins, as directors only, which expire April 2, 1996. There are no executive officers of the Corporation who are not directors.

    (c) Not applicable.

    (d) L. W. Richardson is the father of G. T. Richardson and the first cousin of R. W. Wiltshire. R. W. Wiltshire is the father of R. W. Wiltshire, Jr. and W. B. Wiltshire and the first cousin of J. M. Wiltshire, Jr.

    (e)(1)  Except as set forth below, each of the persons named in (a) and
    (b) above has been principally employed by the Corporation and the Life Company in the present position for more than the past five years.
    Dianne N. Collins has been a Trustee of the 1984 Voting Trust described in Item 12 below since January 4, 1994 and a volunteer in the Richmond, Virginia community for more than the past five years. W. G. Hancock has been a partner of the law firm of Mays & Valentine since 1981 specializing in real estate and mortgage lending, insurance company regulation and general business matters. He was designated as Counsel to the Corporation and the Life Company effective June 13, 1984. L. W. Richardson retired on December 31, 1987, having served in the office shown for more than five years immediately prior to his retirement. J.
    M. Wiltshire, Jr. retired as an employee and salaried officer of the Corporation and the Life Company on December 31, 1995, having served as Vice President and Counsel for more than five years immediately prior to his retirement. He was elected Secretary of the Corporation and Life Company effective January 18, 1994 and continues to serve in that capacity. Effective April 7, 1992, R. W. Wiltshire, Jr. was elected Chief Executive Officer of the Corporation and the Life Company to succeed R. W. Wiltshire who had served in that office for more than five years immediately prior thereto. Prior to his election as Chief Executive Officer, R. W. Wiltshire, Jr. was responsible for the general management of the operations of the Corporation and the Life Company. R.
    W. Wiltshire retired as an employee and salaried officer of the Corporation and the Life Company effective September 6, 1993.

    (e)(2)  Not applicable.

    (f) Not applicable.

    (g) Not applicable.

    (h) The Corporation's directors and executive officers are required to file reports with the Securities and Exchange Commission (the "Commission") concerning their initial ownership of shares of the Corporation's Class A and Class B Common Stock and any subsequent changes in that ownership, and the Corporation traditionally has assisted its directors and executive officers in the filing of these reports. In making these reports, the Corporation has relied on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission. The Corporation believes that these filing requirements were satisfied in 1995.

ITEM 11.  Executive Compensation

    (a) and (b) Summary Compensation Table

    The following Summary Compensation Table sets forth certain information concerning cash compensation paid to or contributed for the benefit of the five individuals named below for services rendered to the Corporation and its subsidiaries as executive officers during each of the three years in the period ended December 31, 1995.

                        SUMMARY COMPENSATION TABLE

   Name and Principal                       Annual              All Other
   Position (1)           Year      Compensation-Salary (2)  Compensation(3)
    R. W. Wiltshire, Jr.  1995              $160,112            $4,803
     President and Chief  1994               139,312             4,179
     Executive Officer    1993               118,512             3,555

    J. M. Wiltshire, Jr.  1995               139,934             4,198
     Vice President,      1994               132,134             3,964
     Secretary and        1993               125,434             3,763
     Counsel (4)

    W. B. Wiltshire       1995               130,284             3,909
     Vice President       1994               117,294             3,519
                          1993               105,403             3,162

    G. T. Richardson      1995               128,597             3,858
     Vice President       1994               117,074             3,512
                          1993               105,174                --

    H. D. Garnett         1995               126,922             3,808
     Vice President and   1994               119,122             3,574
     Controller           1993               112,422             3,373

    (1) Offices shown are of both the Corporation and the Life Company.
    (2) The amounts shown include employee contributions to the Thrift Plan.
    (3) All of the amounts shown reflect matching contributions by the Corporation and the Life Company to the Thrift Plan. The Thrift Plan is a defined contribution plan available to substantially all salaried employees. Participants may make thrift contributions to the plan in any whole percentage of 2-14% of their compensation, and the Corporation and the Life Company will make a matching contribution to the plan in an amount equal to three-fourths of the first 4% of each eligible employee's compensation so contributed for the year. All matching amounts shown for each executive officer are fully vested. Benefits under the Thrift Plan are payable at death, retirement or other termination of employment (or at January of the calendar year of age 70 1/2, if earlier).
    (4) Effective December 31, 1995, J. M. Wiltshire, Jr. retired from active service as an employee and salaried officer of the Corporation and the Life Company
    (c) Not applicable

    (d) Not applicable

    (e) Not applicable

    (f) Pension and Postretirement Medical Benefits Plans

    The Corporation's Retirement Plan, a defined benefit pension plan, covers substantially all employees of the Corporation and the Life Company with two months of service. The Plan provides a retirement annuity, payable by the Life Company as the insurer under the Plan, to each employee who is credited with five years of service, who attains his normal retirement age (which is age 65 or, if the employee becomes a participant at or after age 60, his fifth anniversary of becoming a participant) while employed by the Corporation or the Life Company, or who is totally and permanently disabled while an employee. The retirement annuity is earned in the form of a single life annuity for the life of the employee, commencing at the employee's normal retirement age, and is equal to the sum of retirement annuity credits earned by the employee for each calendar year he is credited with a year of service. Retirement annuity benefits under the plan can be paid as early as age 55 if the employee retires with at least ten years of service (or at disability retirement, if earlier) and must be paid starting in January of the calendar year the employee reaches age 70 1/2, even though he has not then retired. The annuity is payable monthly and is subject to actuarial reduction in the event the employee commences to receive his retirement annuity prior to his normal retirement age (other than as a result of disability retirement) or receives his retirement annuity in a joint and survivor rather than a single life annuity form of payment. A survivor annuity benefit is provided to the employee's spouse in certain cases if the employee dies before his retirement annuity payments begin.

    The annual annuity credit for years after 1988 is equal to 2% of the first $10,000 of the employee's compensation for the year, plus 2.5% of the employee's compensation for the year in excess of $10,000. Once an employee is credited with 35 years of service, whether before or after 1989, the annual annuity credit after 1988 becomes 2.5% of the employee's compensation for the year. Prior to 1989, several different benefit formulas were applied, and employees who were participants before 1989 will retain their annuity credits as determined through December 31, 1988 based on those earlier formulas. Covered compensation for purposes of the Plan is aggregate cash compensation up to $150,000 per year for years after 1993 ($200,000 for the year 1993), as adjusted from time to time under the Internal Revenue Code of 1986, as amended, which in the case of each executive officer is identical to the amount shown as salary in the Summary Compensation Table appearing in Item 11(a) and (b).

    The estimated annual benefits payable under the Plan for each of the individuals listed in the Summary Compensation Table, other than J. M. Wiltshire, Jr. are as follows: R. W. Wiltshire, Jr. - $94,110, W. B. Wiltshire - $89,542, G. T. Richardson - $98,658, and H. D. Garnett - $73,672. The benefits as shown are estimated on the basis that the per-sons named will continue to receive, until the end of the calendar year in which they reach age 65, salaries at the same rates in effect during 1995 and will then retire and elect a single life rather than a joint and survivor annuity form of payment. J. M. Wiltshire, Jr. retired as an employee and salaried officer of the Corporation and the Life Company effective December 31, 1995 and receives an annual benefit of $33,936 under the Plan based upon his election of a joint and survivor annuity.

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

    All current salaried executive officers of the Corporation, upon their retirement, will be covered under the post-1992 retiree program. The spending account credit balances determined as of December 31, 1995 (without interest to be credited thereafter) for each of them are as follows: R. W. Wiltshire, Jr. - $29,823, W. B. Wiltshire - $30,551, G.
    T. Richardson - $27,641, and H. D. Garnett - $27,641. J. M. Wiltshire, Jr. retired as of December 31, 1995 with a spending account credit balance of $32,733.

    The Corporation is self insured with respect to benefits under the postretirement medical benefits plan.

    (g) Compensation of Directors

    All directors of the Corporation (other than Messrs. L. W. Richardson, R.
    W. Wiltshire, J. M. Wiltshire, Jr., and Hancock and Mrs. Collins) are salaried executive officers. Messrs. L. W. Richardson, R. W. Wiltshire and J. M. Wiltshire, Jr. have retired as salaried executive officers of the Corporation and the Life Company on December 31, 1987, September 6, 1993, and December 31, 1995, respectively. In consideration of their past services to the Corporation and the Life Company, the Corporation agreed to pay L. W. Richardson (more than 42 years of continuous service) $30,000 per year, R. W. Wiltshire (more than 47 years of continuous service) $90,000 per year and J. M. Wiltshire, Jr. (more than 27 years of continuous service) $25,000 per year, in addition to their respective annual benefits of $34,109, $55,002 and $33,936 under the Corporation's pension plan. The Corporation's agreements with each of them provide that they will not compete with the Corporation or its subsidiaries, directly or indirectly, on a full time or a part time or on a consulting or advisory basis. L. W. Richardson also is a participant in the pre-1993 retiree program under the Corporation's postretirement medical benefits plan. R. W. Wiltshire is a participant in the post-1992 retiree program under the plan and has a spending account credit balance as of December 31, 1995, after payment of premiums subsequent to his retirement, of $40,264. (See "Pension and Postretirement Medical Benefits Plan" in Item 11(f)). Mr. Hancock is a partner in the law firm of Mays & Valentine. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates in 1995, including amounts for legal services provided by Mr. Hancock, did not exceed 5% of the firm's gross revenues for its last fiscal year. C. M. Glenn, Jr. a director of the Corporation and the Life Company until his death on April 9, 1995, served as a Consultant to the Corporation and its subsidiaries after his retirement for which he received $10,000 during 1995 in addition to his normal retirement benefits under the Corporation's pension and postretirement medical benefits plan. Under the terms of the contract, Mr. Glenn agreed to perform such services of a consulting and advisory nature as were requested of him from time to time by the Chairman of the Board of the Corporation. No director of the Corporation receives any additional compensation in the form of directors' fees or otherwise for attendance at meetings of the Board or committees thereof, or other services performed solely in his or her capacity as a director.

    (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        (1) Not applicable

        (2) Not applicable

    (i) Not applicable

    (j) Board of Director Interlocks and Insider Participation

    The Corporation has no formal compensation committee, and all final decisions as to executive officer compensation are made by the entire Board of Directors. All members of the Board of Directors, except Mrs. Collins, are present or retired officers of the Corporation. Messrs. R.
    W. Wiltshire, Jr., W. B. Wiltshire, G. T. Richardson and Garnett are salaried executive officers of the Corporation. Messrs. R. W. Wiltshire and J. M. Wiltshire, Jr. have retired as employees of the Corporation and now serve as unsalaried executive officers in the capacities of Chairman of the Board and Secretary, respectively. L. W. Richardson is a retired executive officer of the Corporation. Mr. Hancock is an unsalaried executive officer of the Corporation and a partner in the law firm of Mays & Valentine which is general counsel to the Corporation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) and (b) As of March 8, 1996, 5,267,275 shares of Class A Common Stock of the Corporation, constituting 63.3% of the 8,317,827 shares then outstanding, were held by trustees under a voting trust agreement dated as of May 1, 1984, which, by virtue of a voting trust extension agreement dated as of May 1, 1987, continues in force until May 11, 1997 (1984 Voting Trust). The Voting Trustees, each of whom is a director of the Corporation and the Life Company are R. W. Wiltshire, L. W. Richardson,
    R. W. Wiltshire, Jr., G. T. Richardson, and Dianne N. Collins (together, the Trustees). Their mailing address is 3901 West Broad Street, Richmond, Virginia 23230. The Trustees are given exclusive voting power of the Class A Common Stock subject to the 1984 Voting Trust, but must vote or execute consents in accordance with the instructions of the holders of voting trust certificates with respect to any action submitted to a vote of the holders of Class A Common Stock as to which a majority of the Trustees then in office favor an affirmative vote, where such action, if approved by the holders of Class A Common Stock in accordance with and to the extent required by law and the Corporation's Articles of Incorporation, would result in: (a) the increase or decrease of the authorized number of shares of Class A Common Stock; (b) an exchange, reclassification, or cancellation of all or part of the shares of Class
    A Common Stock; (c) an exchange, or right of exchange, of all or any part of the shares of another class into the shares of Class A Common Stock;
    (d) any change that may be adverse to the designations, preferences, limitations, voting rights or relative to other rights of any nature of the shares of Class A Common Stock; (e) any change of the shares of Class A Common Stock into a different number of shares of the same class or into the same or a different number of shares, either with or without par value, of other classes of stock; (f) the creation of a new class of stock, or change of a class with subordinate and inferior rights into a class having rights and preferences prior and superior to shares of Class A Common Stock, or any increase of the rights and preferences of any class having rights and preferences prior or superior to shares of Class A Common Stock; (g) any limitation or denial of preemptive rights of shares of Class A Common Stock; (h) the sale, lease, exchange, mortgage, pledge or other disposition of all, or substantially all, the property and assets of the Corporation; (i) the merger or consolidation of the Corporation with or into any other corporation, or of any other corporation with or into the Corporation; or (j) the dissolution of the Corporation. If a majority of the Trustees shall oppose any such matter, the Trustees need not solicit, obtain or follow directions from the holders of the voting trust certificates, and such majority of Trustees opposing any such proposal are authorized and empowered to vote all the shares of Class A Common Stock held by the Trustees under the 1984 Voting Trust against such proposal. A majority vote of the Trustees controls actions to be taken by them; they may vote in person or by proxy to another Trustee with or without direction how to vote. They may vote for themselves as directors and officers of the Corporation and fix their compensation provided it be commensurate with the duties and responsibilities of the office or position held. They may name successor trustees in event of death, resignation, removal from the Commonwealth of Virginia or incapacity of any Trustee. They receive no compensation for their services as Trustees. In the event that by virtue of a stock dividend, stock split, reclassification of stock or subscription, the Trustees receive further Class A Common Stock, it is to be held by them subject to all of the provisions of the 1984 Voting Trust. In the event that as a result of any merger, consolidation, sale of assets or property, exchange or other cause, the shares of Class A Common Stock of the Corporation held by the Trustees should be converted into and become shares of another corporation, the 1984 Voting Trust shall be terminated automatically unless the amount of voting stock in such other corporation received as a result of the conversion would thereafter represent more than one-third of the issued and outstanding voting stock of such other corporation if it has no class of stock registered under the Securities Exchange Act of 1934, or more than one-twentieth of the issued and outstanding voting stock of such other corporation if it has a class of stock so registered, in either of which cases the 1984 Voting Trust shall continue in force according to its terms.

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

    As of March 8, 1996, the Trustees under the 1984 Voting Trust beneficially owned, directly or indirectly, voting trust certificates evidencing an aggregate of 1,288,270 shares of Class A Common Stock subject thereto, as well as another 465,753 shares of Class A Common Stock that are not subject to the 1984 Voting Trust.

    The following table shows as of March 8, 1996, the beneficial owner-ship of all Class A and Class B Common Stock by each director of the Corporation, and the beneficial ownership of the Corporation's Class A Common Stock by any other person or entity known to the Corporation to own more than 5% of the outstanding shares of such class. The Corporation has no executive officers who are not directors. The amounts shown for Class A Common Stock include beneficial ownership evidenced by voting trust certificates of the 1984 Voting Trust, but exclude Class A shares held by the Trustees thereunder.

                                 Directors

                                        Amount
                        Title of      Beneficially        Percent of
    Name of Director      Class         Owned(1)           Class(2)
    Dianne N. Collins    Class A     13,536(3)(4)(5)           *
                         Class B      7,264(4)                 *
    H. D. Garnett        Class A        -                      -
                         Class B      2,600 (6)                *
    W. G. Hancock        Class A     89,560 (7)(8)(9)         1.08
                         Class B          4                    *
    G. T. Richardson     Class A    652,464 (3)(5)(10)        7.84
                         Class B     10,274                    *
    L. W. Richardson     Class A    262,161 (3)(5)(7)(10)(11) 3.15
                         Class B     89,179 (7)(11)            *
    J. M. Wiltshire, Jr. Class A        -                      -
                         Class B      6,000                    *
    R. W. Wiltshire      Class A    788,752 (3)(5)(7)(12)     9.48
                         Class B        660 (12)               *
    R. W. Wiltshire, Jr. Class A     37,110 (3)(5)(12)         *
                         Class B     32,679 (7)(12)            *
    W. B. Wiltshire      Class A     36,950 (5)(12)            *
                         Class B     21,786 (7)(12)            *

                          5% Class A Stockholders
                    (Other Than Directors and Trustees)

                                       Amount
    Name and Address of          Beneficially                   Percent of
    5% Class A Stockholder         Owned (1)                      Class
    Dixie Company                  2,561,336 (5)(13)               30.79
    Richmond, Virginia

    Estate of Mary Morton Parsons  1,174,427 (5)(14)               14.12
    Richmond, Virginia

    Estate of George L. Richardson   599,680 (5)(10)                7.21
    Richmond, Virginia

    (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
    (2) Where an asterisk is shown, the percentage is less than 1%.
    (3) 5,267,275 shares of Class A Common Stock constituting 63.3% of the 8,317,827 shares outstanding are held by R. W. Wiltshire, L. W. Richardson, R. W. Wiltshire, Jr., G. T. Richardson and Dianne N. Collins, as Trustees under the 1984 Voting Trust.
    (4) All of the voting trust certificates for Class A shares and the Class B shares are held of record by Dixie Company and may be acquired by Mrs. Collins pursuant to her power to revoke an inter vivos trust. Such voting trust certificates are also included in the table for Dixie Company.
    (5) Some portion or all of the Class A shares shown for each of the indicated directors or stockholders are subject to the 1984 Voting Trust, and their beneficial ownership as to those shares is evidenced by voting trust certificates that have been issued to them thereunder. The number of Class A shares deposited in the 1984 Voting Trust by each of them is as follows: Dianne N. Collins - 13,536; G. T. Richardson - 427,110; L. W. Richardson - 250,708; R. W.
        Wiltshire - 586,276; R. W. Wiltshire, Jr. - 10,640; W. B. Wiltshire - 10,492; Dixie Company - 2,423,800; Estate of Mary Morton Parsons - 1,174,427; and Estate of George L. Richardson - 404,600.
    (6) All of the Class B shares shown for Mr. Garnett are owned jointly with his wife.
    (7) Includes an aggregate of 6,240 shares of Class A (of which 2,696 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 12,710 shares of Class B Common Stock held by directors as trustees or custodians for the benefit of children (that are not described in other footnotes to this table), or by their wives, and with respect to which beneficial ownership is or will be disclaimed by individual directors in ownership reports filed with the Securities and Exchange Commission.
    (8) The ownership shown for Mr. Hancock excludes 188,800 shares of Class A Common Stock held in trust for the benefit of his mother, with remainder to her issue, in which Mr. Hancock has a vested one-third beneficial interest subject to partial divestment upon any further children of his mother.
    (9) Includes 2,400 shares of Class A Common Stock held by Mr. Hancock and his brother and sister as trustees under inter vivos trusts created by their mother for the benefit of her six grandchildren, three of whom are children of Mr. Hancock.
   (10) 195,080 shares of Class A Common Stock and voting trust certificates for 404,600 shares of Class A Common Stock are held by the Estate of George L. Richardson and an inter-vivos trust created by George L. Richardson prior to his death. The co-executors of the estate and co-trustees of the trust are his grandsons, G. T. Richardson and Miles Corbett Wright, III who share voting and investment power over all of the foregoing shares. L. W. Richardson and his sister, who are the children of George L. Richardson, have a vested two-thirds present interest and a vested one-third remainder interest in the assets of the estate and trust. The ownership shown includes all such shares for G. T. Richardson and excludes all such shares for L.
        W. Richardson. Such shares are also included in the table for the Estate of George L. Richardson.
   (11) Includes 25,538 shares of Class A Common Stock evidenced by voting trust certificates of the 1984 Voting Trust and 36,912 shares of Class B Common Stock held by Mr. Richardson, as trustee with sole voting and shared investment power, for the benefit of a member of his immediate family.
   (12) 141,804 shares of Class A Common Stock, voting trust certificates for 94,976 shares of Class A Common Stock subject to the 1984 Voting Trust and 660 shares of Class B Common Stock are held by the Estate of Essie Lee Wiltshire for the life of R. W. Wiltshire with a vested remainder interest in the children of R. W. Wiltshire. R. W. Wiltshire is the sole executor of the Estate of Essie Lee Wiltshire. During the life of R. W. Wiltshire the income from the foregoing shares is paid to his children. In addition, R. W. Wiltshire has a life estate in voting trust certificates evidencing 450,524 shares of Class A Common Stock subject to the 1984 Voting Trust, with remainder to his children. R. W. Wiltshire, Jr. and W. B. Wiltshire have vested one-fourth beneficial interests in all of the foregoing shares, subject to partial divestment upon any further children of R.
        W. Wiltshire. The ownership shown includes such shares for R. W. Wiltshire and excludes all such shares for R. W. Wiltshire, Jr. and
        W. B. Wiltshire. Both R. W. Wiltshire, Jr. and W. B. Wiltshire also have the same vested one-fourth remainder interests subject to partial divestment in voting trust certificates for 17,528 Class A shares and 123,308 shares of Class B Common Stock in which various children and grandchildren of R. W. Wiltshire residing in other households have an interest for his life. The ownership shown for R.
        W. Wiltshire, R. W. Wiltshire, Jr. and W. B. Wiltshire does not reflect any of such shares, except in the case of R. W. Wiltshire, Jr. for voting trust certificates evidencing 8,764 Class A shares held by him for his own benefit and 26,445 Class B shares held by him as custodian for his minor children and, in the case of W. B. Wiltshire, for voting trust certificates evidencing 8,764 Class A shares held by him for his own benefit and 17,630 Class B shares held by him as custodian for his minor children.
   (13) Dixie Company is the nominee of Jefferson National Bank which holds 137,536 Class A shares and voting trust certificates for another 2,423,800 Class A shares in a number of fiduciary accounts that it administers (including voting trust certificates for 13,536 Class A shares previously reported in the table for Mrs. Collins).
   (14) Clinton Webb and NationsBank, N.A. are the co-executors of the Estate of Mary Morton Parsons.

    As of March 8, 1996, executive officers and directors of the Corporation as a group beneficially owned 1,880,533 shares or 22.61% of the Class A (including beneficial ownership evidenced by voting trust certificates of, but exclusive of shares held by the Trustees under, the 1984 Voting Trust) and 170,446 shares or 1.9% of the Class B Common Stock of the Corporation, respectively.

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

ITEM 13.  Certain Relationships and Related Transactions

    (a) Not applicable.

    (b) W. G. Hancock is a partner in the law firm of Mays & Valentine which provided legal services as general counsel to the Corporation and its subsidiaries and affiliates during 1995, and is expected to serve in the same capacity in 1996. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates for 1995 did not exceed 5% of the firm's gross revenues for its last full fiscal year.

    (c) Not applicable.

    (d) Not applicable.

                                  Part IV



ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. and 2.  Financial Statements and Financial Statement Schedules

        The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules on page 22 are filed as part of this annual report.

        3.  Exhibits

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

    (b) Reports on Form 8-K

        None

                        HOME BENEFICIAL CORPORATION
                       Index to Financial Statements
                     and Financial Statement Schedules
                               (Item 14(a))

                                                                    Annual
                                                          Form    Report to
                                                          10-K   Stockholders
Consolidated Financial Statements:

  Report of Ernst & Young LLP, Independent Auditors                    19
  Consolidated Balance Sheets at December 31, 1995 and 1994           6-7
  Consolidated Statement of Income for each of the three
  years in the period ended December 31, 1995                           8
  Consolidated Statement of Retained Earnings for each of
  the three years in the period ended December 31, 1995                 9
  Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1995                    10
  Notes to Consolidated Financial Statements                        11-18
  Supplementary information--
    Quarterly financial information (unaudited)                        22

Financial Statement Schedules:

    I - Summary of investments - other than investments
        in related parties at December 31, 1995
        (Consolidated)                                      24

   II - Condensed Financial Information of Registrant
        (Parent Company):

        Balance Sheet at December 31, 1995 and 1994         25
        Statement of Income for each of the three years
        in the period ended December 31, 1995               26
        Statement of Cash Flows for each of the three
        years in the period ended December 31, 1995         27

   IV - Reinsurance for each of the three years in the
        period ended December 31, 1995 (Consolidated)       28

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Stockholders for Home Beneficial Corporation for the year ended December 31, 1995, are incorporated herein by reference.

            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report(Form 10-K) of Home Beneficial Corporation of our report dated February 9, 1996, included in the 1995 Annual Report to Stockholders of Home Beneficial Corporation.

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

Richmond, Virginia
February 9, 1996

                                                        Schedule I
                        HOME BENEFICIAL CORPORATION

                              (CONSOLIDATED)

    SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                           At December 31, 1995

        Column A               Column B         Column C       Column D
                                                               Amount at
                                                            which shown in
   Type of Investment            Cost             Value     balance sheet
Fixed maturities securities
 available-for-sale:
  Bonds and notes:
    United States Government
     and government agencies
     and authorities         $   31,224,017   $ 36,123,390  $   36,123,390
    States, municipalities
     & political subdivisions   350,176,819     369,590,209    369,590,209
    Foreign governments          22,223,930      23,954,168     23,954,168
    Public utilities            254,862,308     274,964,686    274,964,686
    All other corporate          84,556,098      90,027,628     90,027,628
  Redeemable preferred stocks     1,000,000       1,081,875      1,081,875
    Total                       744,043,172   $ 795,741,956    795,741,956

Equity securities
 available-for-sale:
  Common stocks:
    Public utilities                994,878   $   3,333,454      3,333,454
    Banks, trust and insurance
     companies                      584,960       5,834,233      5,834,233
    Industrial, miscellaneous
      and other                   6,584,869      19,724,000     19,724,000
  Nonredeemable preferred
    stocks                          473,221         584,214        584,214
     Total equity securities      8,637,928    $ 29,475,901     29,475,901

Mortgage loans on real estate   339,773,729                    339,773,729
Policy loans                     54,480,175                     54,480,175
Other long-term investments       6,242,886                      6,242,886
Short-term investments           41,072,441                     41,072,441
        Total investments    $1,194,250,331                 $1,266,787,088

                                                         Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               BALANCE SHEET
                        December 31, 1995 and 1994


                                                1995              1994

            ASSETS
Cash and cash equivalents                    $  1,473,572     $  1,015,332
Investment in subsidiaries, at equity         535,622,022      460,497,094
Other assets                                    5,224,219        5,370,053
                                             $542,319,813     $466,882,479


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                  $    232,235     $    112,545

Stockholders' equity (*)
  Capital stock:
    Class A Common Stock, voting, $.3125 par
    value 12,800,000 shares authorized;
    8,446,200 issued at December 31, 1995
    and 8,476,576 issued at December 31, 1994   2,639,438        2,648,930

    Class B Common Stock, non-voting,
    $.3125 par value, 19,200,000 shares
    authorized; 8,992,910 issued at
    December 31, 1995 and 9,087,534
    issued at December 31, 1994                 2,810,284        2,839,854
      Total capital stock                       5,449,722        5,488,784

  Unrealized gains (losses) on available-
    for-sale securities of subsidiaries
    less deferred income taxes                 48,161,757       (6,652,336)
  Retained earnings                           488,476,099      467,933,486
      Total stockholders' equity              542,087,578      466,769,934
                                             $542,319,813     $466,882,479

(*)  See Notes 6 and 7 to Consolidated Financial Statements

                                                        Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF INCOME
               Years Ended December 31, 1995, 1994 and 1993


                                    1995           1994           1993
Revenues:
  Dividends from subsidiaries   $17,440,000     $22,304,000    $29,216,000
  Other investment income         1,043,107         971,392      1,005,362
    Total Revenues               18,483,107      23,275,392     30,221,362

Expenses:
  Operating and administrative      727,989         821,074        915,949

Income before income taxes and
  equity in undistributed income
  of subsidiaries                17,755,118      22,454,318     29,305,413

Income taxes - current              125,000          75,000         50,000

Income before equity in
  undistributed income of
  subsidiaries                   17,630,118      22,379,318     29,255,413

Equity in undistributed income
  of subsidiaries                20,269,144      13,816,658     13,359,040

Net income                      $37,899,262     $36,195,976    $42,614,453

                                                            Schedule II

                        HOME BENEFICIAL CORPORATION

                             (PARENT COMPANY)

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          STATEMENT OF CASH FLOWS
               Years Ended December 31, 1995, 1994 and 1993
           Increase (Decrease) in Cash and Cash Equivalents (*)

                                      1995            1994           1993
Operating Activities:
  Net income                    $ 37,899,262   $  36,195,976  $ 42,614,453
  Adjustments to reconcile net
  income to net cash provided
  from operating activities:
    Undistributed net income
    of subsidiaries               (20,269,144)   (13,816,658)  (13,359,040)
    Other                             223,833        333,274        92,878

      Net cash provided by
      operating activities         17,853,951     22,712,592    29,348,291

Investing activities:
  Additional investment
  in subsidiary                         -         (1,500,000)        -
      Net cash used in
      investing activities              -         (1,500,000)        -

Financing activities:
  Purchase of Common Stock         (2,843,750)    (7,675,184)  (14,142,511)
  Cash dividends to stockholders  (14,551,961)   (14,102,572)  (14,014,459)

      Net cash used in financing
         activities               (17,395,711)   (21,777,756)  (28,156,970)

Increase (Decrease) in cash and
 cash equivalents                     458,240       (565,164)    1,191,321

Cash and cash equivalents,
beginning of year                   1,015,332      1,580,496       389,175

Cash and cash equivalents,
end of year                       $ 1,473,572   $  1,015,332   $ 1,580,496

(*) Short-term investments, which consist of investments with maturities of 30 days or less, are considered cash equivalents

                                                                  Schedule IV
                                 HOME BENEFICIAL CORPORATION
                                       (CONSOLIDATED)
                                         REINSURANCE
                        Years Ended December 31, 1995, 1994 and 1993


    Column A        Column B        Column C        Column D         Column E       Column F
                                                                                      % of
                                     Ceded          Assumed                          amount
                     Gross          to other       from other          Net           assumed
                    amount          companies      companies         amount          to net
1995:
 Life insurance
  in force       $4,773,994,073   $84,854,014   $6,036,809,369  $10,725,949,428     56.3%

 Premiums:
   Life insurance   $87,709,070      $391,887      $18,110,328      $105,427,511     17.2%
   Accident and
    health insurance  7,755,414           151          863,934         8,619,197     10.0

     Total premiums $95,464,484      $392,038      $18,974,262      $114,046,708     16.6%


1994:
 Life insurance
  in force       $4,641,841,621   $ 96,625,275   $5,678,611,343  $10,223,827,689     55.5%

 Premiums:
   Life insurance   $88,367,544       $468,895      $19,057,921     $106,956,570     17.8%
   Accident and
    health insurance  8,371,165           -             743,687        9,114,852      8.2

     Total premiums $96,738,709       $468,895      $19,801,608     $116,071,422     17.1%

1993:
 Life insurance
  in force       $4,622,917,075   $101,565,145   $5,467,245,347   $9,988,597,277     54.7%

 Premiums:
   Life insurance   $88,754,881       $452,023      $18,788,760     $107,091,618     17.5%
   Accident and
    health insurance  8,482,576          2,916          797,843        9,277,503      8.6

     Total premiums $97,237,457       $454,939      $19,586,603     $116,369,121     16.8%

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BENEFICIAL CORPORATION
      Registrant

By:     H. D. Garnett
   Vice President and Controller, 3/19/96


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    R. W. Wiltshire
Chairman of the Board and Director, 3/19/96

    L. W. Richardson
Retired Vice President and Director, 3/19/96

    R. W. Wiltshire, Jr.
President, Chief Executive Officer and Director, 3/19/96

    J. M. Wiltshire, Jr.
Secretary and Director, 3/19/96

    W. B. Wiltshire
Vice President and Director, 3/19/96

    H. D. Garnett
Vice President, Controller and Director, 3/19/96

    G. T. Richardson
Vice President and Director, 3/19/96

    W. G. Hancock
Counsel and Director, 3/19/96

    Dianne N. Collins
Director, 3/19/96

                             HOME BENEFICIAL CORPORATION
                                  Index to Exhibits
                                    (Items 14(c))
                                                                     Sequential
                                                                     Page Number

EXHIBITS
 2  -   Plan of acquisition, reorganization, arrangement, liquidation or
        succession - Not applicable                                           -
 3(i)-  Restated Articles of Incorporation (incorporated herein by
        reference from December 31, 1993 Form 10-K                            -
 (ii)-  Bylaws incorporated herein by reference from December 31, 1992
        Form 10-K                                                             -
 4  -   Instruments defining the rights of security holders, including indentures - See Article III of the Restated Articles of
        Incorporation incorporated herein by reference from December 31,
        1993 Form 10-K                                                        -
 9  -   Voting Trust Agreement dated May 1, 1984, effective May 31, 1984, and Voting Trust Extension Agreement dated May 1, 1987, effective
        May 11, 1987 incorporated herein by reference from December 31,
        1992 Form 10-K                                                        -
10  -   Material Contracts - Consulting and compensation agreement with
        L. W. Richardson, a Director of the Corporation, incorporated herein by reference from December 31, 1992 Form 10-K.  Supplemental
        Compensation Agreement with R. W. Wiltshire, Chairman of the Board of Directors of the Corporation, incorporated herein by reference from September 30, 1993 Form 10-Q.  Supplemental Compensation
        Agreement with J. M. Wiltshire, Jr., a Director and Secretary of the Corporation, incorporated herein by reference from September
        30, 1995 Form 10-Q                                                    -
11  -   Statement reference computation of per share earnings
        - Not applicable                                                      -
12  -   Statement reference computation of ratios - Not applicable
13  -   Annual Report to Security Holders - With the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Stockholders
        is not deemed filed as part of this report                          32-55
16  -   Letter reference change in certifying accountant - Not applicable     -
18  -   Letter reference change in accounting principles - Not applicable     -
21  -   Subsidiaries of the Registrant                                         31
22  -   Published report regarding matters submitted to vote of security
        holders - Not applicable                                              -
23  -   Consents of experts and counsel                                        23
24  -   Power of Attorney - Not applicable                                    -
27  -   Financial Data Schedule                                                56
28  -   Information from reports furnished to state insurance regulatory
        authorities - Not applicable                                          -
99  -   Additional exhibits - Not applicable                                  -

                                                            Exhibit 22


                             HOME BENEFICIAL CORPORATION

                           SUBSIDIARIES OF THE REGISTRANT
                                AT DECEMBER 31, 1995



                                          Jurisdiction          Percentage of
                                           Under Which        Voting Securities
        Name of Subsidiaries*               Organized               Owned

Home Beneficial Life Insurance Company      Virginia                 100%

HBC Development Corporation                 Virginia                 100%


*Business name of the subsidiaries is the same.