Form 10-Q
period 1996-03-31
HOME BENEFICIAL CORP
filed 1996-05-08
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  March 31, 1996
                                     OR
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

                              Yes  X     No

   Number of shares outstanding of each of the Registrant's classes of Common Stock as of May 8, 1996:

                    Class

             Class A Common Stock
               $.3125 Par Value               8,317,827 Shares

             Class B Common Stock
               $.3125 Par Value               8,992,910 Shares

                    (This page intentionally left blank)

HOME BENEFICIAL CORPORATION

                                    INDEX




                                                                     Page
                       PART I - Financial Information

Item 1.  Financial Statements
   Consolidated Condensed Balance Sheet at
   March 31, 1996 and December 31, 1995................................    4

   Consolidated Condensed Statement of Income for the three months
   ended March 31, 1996 and 1995 ......................................    5

   Consolidated Condensed Statement of Cash Flows
   for the three months ended March 31, 1996 and 1995..................    6

   Notes to Consolidated Condensed Financial Statements ...............    7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ...................................    8



                         PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...........    9

Item 6.  Exhibits and Reports on Form 8-K .............................    9

SIGNATURES ............................................................   10

                                PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                   March 31       December 31
                                                    1996             1995
ASSETS
Investments
  Securities available-for-sale at fair value
    Fixed maturities (Amortized value:
    1996, $746,257,616; 1995, $744,043,172)   $  772,860,426   $  795,741,956
    Equities (Cost: 1996, $8,679,670;
    1995, $8,637,928)                             32,926,792       29,475,901
  Mortgage loans on real estate                  344,888,915      339,773,729
  Policy loans                                    54,966,039       54,480,175
  Short-term investments                          47,094,944       41,072,441
  Other                                            6,184,837        6,242,886
    Total investments                          1,258,921,953    1,266,787,088
Cash and cash equivalents                          1,070,486        3,086,602
Receivables                                       23,137,383       23,006,240
Deferred policy acquisition costs                  8,678,423       99,246,423
Other assets                                      10,766,958       11,228,471
                                              $1,392,575,203   $1,403,354,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Policy liabilities and accruals
    Future policy benefits and claims         $  675,376,161   $  672,301,481
    Unearned premiums                             26,653,339       26,248,702
    Other policy claims and benefits payable      10,699,972       10,819,728
      Total policy liabilities and accruals      712,729,472      709,369,911
  Other policyholder funds                        71,112,793       71,450,993
  Other liabilities                               77,960,964       80,446,342
      Total liabilities                          861,803,229      861,267,246

Stockholders' Equity
  Capital stock
    Class A common stock, voting, $.3125 par value,
    12,800,000 shares authorized; 8,317,827 issued
    at  March 31, 1996 and 8,446,200 issued
    at December 31, 1995                           2,599,321        2,639,438
    Class B common stock, non-voting, $.3125 par value,
    19,200,000 shares authorized; 8,992,910 issued
    at March 31, 1996 and at December 31, 1995     2,810,284        2,810,284
      Total capital stock                          5,409,605        5,449,722
Unrealized gains (losses) on securities
  available-for-sale less related deferred
  income taxes                                    34,091,670       48,161,757
Retained earnings                                491,270,699      488,476,099
      Total stockholders' equity                 530,771,974      542,087,578
                                              $1,392,575,203   $1,403,354,824


See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                    Three Months Ended
                                                        March 31
                                                   1996           1995
    Revenues
      Premiums                               $29,266,341    $28,806,763
      Net investment income                   22,171,852     21,789,471
      Realized investment gains                   58,956         66,921
         Total revenues                       51,497,149     50,663,155
    Benefits, claims and expenses
      Benefits and claims                     24,043,098     23,803,748
      Underwriting, acquisition
      and insurance expenses                  13,783,361     13,194,677
         Total benefits, claims and expenses  37,826,459     36,998,425

    Income before income taxes                13,670,690     13,664,730

    Income taxes                               4,200,000      4,200,000

    Net income                               $ 9,470,690    $ 9,464,730


    Net income per share of common stock
      (Average shares outstanding:
      1996-17,364,343; 1995-17,564,110)            $ .54          $ .54


    Dividends per share                            $ .21          $ .20


















See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                   Three Months Ended
                                                         March 31
                                                  1996              1995
OPERATING ACTIVITIES
  Net income                                $  9,470,690      $  9,464,730
  Adjustments to reconcile net income to
  net cash provided by operating activities    9,244,492         6,886,826
      Net cash provided by operating
      activities                              18,715,182        16,351,556

INVESTING ACTIVITIES
  Proceeds from sales or maturities of investments
    Fixed maturities available-for-sale       36,512,324        31,932,746
    Mortgage loans on real estate              8,568,054         7,000,199
    Other                                      3,002,631         3,313,905
      Total proceeds                          48,083,009        42,246,850

  Costs of investments acquired
    Fixed maturities available-for-sale       38,649,706        23,394,634
    Mortgage loans on real estate             13,643,119         5,192,856
    Short-term investments -- net              6,022,503        24,668,120
    Other                                      3,444,572         2,961,485
      Total costs                             61,759,900        56,217,095

      Net cash used in investing activities  (13,676,891)      (13,970,245)

FINANCING ACTIVITIES
  Dividends paid                              (3,635,255)       (3,512,822)
  Purchase of Class A Common Stock            (3,080,952)                0
  Other                                         (338,200)        1,189,584
    Net cash used in financing activities     (7,054,407)       (2,323,238)

Net (decrease)increase in cash and cash
  equivalents                                 (2,016,116)           58,073
Cash and cash equivalents at beginning of
  year                                         3,086,602         1,726,812
Cash and cash equivalents at end of period  $  1,070,486      $  1,784,885

Supplemental disclosure of cash flow information
  Income tax payments                               $0                $0






See accompanying notes.

                         HOME BENEFICIAL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

   The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1995 Annual Report to Stockholders.

2. During the first quarter of 1996, the Corporation purchased 128,373 shares of its Class A Common Stock at a cost of $3.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition
   The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long term in nature and are supported primarily by long term fixed maturity investments and mortgage loans on real estate.
   Assets totaled $1.4 billion at March 31, 1996 with investment assets totalling $1.3 billion or 90% of total assets. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At March 31, 1996 the fair value of these securities exceeded their cost by $51 million. At March 31, 1996 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.
   The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans account for less than 5% of total cash and invested assets.
   As disclosed in the Notes to Consolidated Financial Statements as of December 31, 1995, $145 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

   Results of Operations
   Net income for the first three months of 1996 was $9,470,690 compared to $9,464,730 for the same period in 1995. Realized investment gains were insignificant for the two periods.
   Individual life insurance sales for 1996 increased by 6% and amounted to $230 million compared to $217 million for the first three months of 1995. Net investment income, excluding realized investment gains and losses,
   increased   1.8% compared to an increase of 3.8% for the 1995 period.  The improvement for both 1996 and 1995 resulted from growth in portfolio assets.

Item 4.   Submission of Matters to a Vote of Security Holders

   (a) During the three months ended March 31, 1996, and during the period from that date to the date of this report, no matters other than those considered at the Corporation's annual meeting of stockholders held on April 2, 1996 (the "1996 Annual Meeting"), were submitted to a vote of security holders, through the solicitation of proxies or otherwise. At the 1996 Annual Meeting a total of 7,331,515 shares of the Corporation's outstanding Class A Common Stock were present in person or by proxy and entitled to vote.
   (b) At the 1996 Annual Meeting Dianne N. Collins, H. D. Garnett, W. G. Hancock, G. T. Richardson, L. W. Richardson, J. M. Wiltshire, Jr.,
         R. W. Wiltshire, R. W. Wiltshire, Jr., and W. B. Wiltshire were elected as directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.
   (c) At the 1996 Annual Meeting, the following matters were voted upon and received the vote set forth below:

         (1) Election of Directors. Each nominee of the Corporation's Board of Directors for election as a director at the 1996 Annual Meeting was elected, having received the following vote of the holders of the Corporation's Class A Common Stock:

               Nominee                 For            Withheld

               Dianne N. Collins       7,331,515            -0-
               H. D. Garnett           7,331,515            -0-
               W. G. Hancock           7,331,515            -0-
               G. T. Richardson        7,331,515            -0-
               L. W. Richardson        7,331,515            -0-
               J. M. Wiltshire, Jr.    7,331,515            -0-
               R. W. Wiltshire         7,331,515            -0-
               R. W. Wiltshire, Jr.    7,331,515            -0-
               W. B. Wiltshire         7,331,515            -0-

         (2)   Ratification of Designation of Auditors.
               Designation by the Corporation's Board of Directors of Ernst
               & Young LLP as independent public accountants to audit the financial statements of the Corporation and its subsidiaries for the year ending December 31, 1996 was ratified at the 1996 Annual Meeting by the following vote of the holders of the Corporation's Class A Common Stock:

                  FOR:     7,331,515
                  AGAINST: -0-
                  ABSTAIN: -0-

   (d)   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

   (a) EXHIBITS: Exhibit 27 - Financial Data Schedule is filed as part of this Quarterly Report on Page 12.

   (b) No reports on Form 8-K were filed during the period covered by this report.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              Home Beneficial Corporation
                                                      (Registrant)




Date:  May 8, 1996                         R. W. Wiltshire, Jr.
                                           President and
                                           Chief Executive Officer


Date:  May 8, 1996                         Hugh D. Garnett
                                           Vice President and Controller

                                 (Item 6(a))


                                                               Sequential
                                                               Page Number

EXHIBITS

   27 -  Financial Data Schedule                                  12