Form 10-Q/A
period 1996-03-31
HOME BENEFICIAL CORP
filed 1996-07-19
CIK 48174

PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                              March 31        December 31
                                                1996             1995
ASSETS
Investments
  Securities available-for-sale at fair value
    Fixed maturities (Amortized value: 1996,
    $746,257,616; 1995, $744,043,172)     $  772,860,426   $  795,741,956
    Equities (Cost: 1996, $8,679,670;
    1995, $8,637,928)                         32,926,792       29,475,901
  Mortgage loans on real estate              344,888,915      339,773,729
  Policy loans                                54,966,039       54,480,175
  Short-term investments                      47,094,944       41,072,441
  Other                                        6,184,837        6,242,886
    Total investments                      1,258,921,953    1,266,787,088
Cash and cash equivalents                      1,070,486        3,086,602
Receivables                                   23,137,383       23,006,240
Deferred policy acquisition costs             98,678,423       99,246,423
Other assets                                  10,766,958       11,228,471
                                          $1,392,575,203   $1,403,354,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Policy liabilities and accruals
    Future policy benefits and claims     $  675,376,161   $  672,301,481
    Unearned premiums                         26,653,339       26,248,702
    Other policy claims and benefits payable  10,699,972       10,819,728
      Total policy liabilities and accruals  712,729,472      709,369,911
  Other policyholder funds                    71,112,793       71,450,993
  Other liabilities                           77,960,964       80,446,342
      Total liabilities                      861,803,229      861,267,246

Stockholders' Equity
  Capital stock
    Class A common stock, voting, $.3125
    par value, 12,800,000 shares authorized;
    8,317,827 issued at  March 31, 1996 and
    8,446,200 issued at December 31, 1995      2,599,321        2,639,438
    Class B common stock, non-voting,
    $.3125 par value, 19,200,000 shares
    authorized; 8,992,910 issued at March 31,
    1996 and at December 31, 1995              2,810,284        2,810,284
        Total capital stock                    5,409,605        5,449,722
  Unrealized gains (losses) on securities
  available-for-sale less related deferred
  income taxes                                34,091,670       48,161,757
  Retained earnings                          491,270,699      488,476,099
        Total stockholders' equity           530,771,974      542,087,578
                                          $1,392,575,203   $1,403,354,824

See accompanying notes.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          Home Beneficial Corporation

                                               (Registrant)




Date:  July 18, 1996                   R. W. Wiltshire, Jr.
                                          President and
                                          Chief Executive Officer


Date:  July 18, 1996                   Hugh D. Garnett
                                          Vice President and Controller