Form 10-Q
period 1996-06-30
HOME BENEFICIAL CORP
filed 1996-08-09
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  JUNE 30, 1996
                                     OR
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

                              Yes  X     No

   Number of shares outstanding of each of the Registrant's classes of Common Stock as of August 2, 1996:

                    Class

             Class A Common Stock
               $.3125 Par Value               8,317,827 Shares

             Class B Common Stock
               $.3125 Par Value               8,992,910 Shares

                    (This page intentionally left blank)

HOME BENEFICIAL CORPORATION

                                    INDEX

                                                                     Page
                       PART I - Financial Information

Item 1.  Financial Statements
   Consolidated Condensed Balance Sheet at
   June 30, 1996 and December 31, 1995.................................  4

   Consolidated Condensed Statement of Income for the six months and three months ended June 30, 1996 and 1995 ..........................  5

   Consolidated Condensed Statement of Cash Flows
   for the six months ended June 30, 1996 and 1995.....................  6

   Notes to Consolidated Condensed Financial Statements ...............  7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ...................................  8



                         PART II - Other Information



Item 6.  Exhibits and Reports on Form 8-K .............................  9

SIGNATURES ............................................................ 10


                             PART I.  FINANCIAL INFORMATION
                                  HOME BENEFICIAL CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEET

                                                 June 30       December 31
                                                   1996            1995

ASSETS
Investments
  Securities available-for-sale at fair value
    Fixed maturities (Amortized value: 1996,
    $758,180,266; 1995, $725,850,593)        $  771,949,081  $  795,741,956
    Equities (Cost: 1996, $9,520,207;
    1995, $8,978,006)                            33,682,456      29,475,901
  Mortgage loans on real estate                 357,794,347     339,773,729
  Policy loans                                   54,835,531      54,480,175
  Short-term investments                         22,329,155      41,072,441
  Other                                           6,371,326       6,242,886
    Total investments                         1,246,961,896   1,266,787,088
  Cash and cash equivalents                       1,124,614       3,086,602
  Receivables                                    23,635,160      23,006,240
  Deferred policy acquisition costs              98,566,158      99,246,423
  Other assets                                   10,765,492      11,228,471
                                             $1,381,053,320  $1,403,354,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Policy liabilities and accruals
    Future policy benefits and claims        $  677,989,012  $  672,301,481
    Unearned premiums                            26,715,273      26,248,702
    Other policy claims and benefits
    payable                                      10,607,935      10,819,728
      Total policy liabilities and accruals     715,312,220     709,369,911
  Other policyholder funds                       72,312,854      71,450,993
  Other liabilities                              65,715,815      80,446,342
      Total liabilities                         853,340,889     861,267,246

Stockholders' Equity
  Capital stock
    Class A common stock, voting, $.3125 par
    value, 12,800,000 shares authorized;
    8,317,827 issued at  June 30, 1996 and
    8,446,200 issued at December 31, 1995         2,599,321       2,639,438
    Class B common stock, non-voting, $.3125
    par value, 19,200,000 shares authorized;
    8,992,910 issued at June 30, 1996 and at
    December 31, 1995                             2,810,284       2,810,284
      Total capital stock                         5,409,605       5,449,722
  Unrealized gains (losses) on securities
  available-for-sale less related deferred
  income taxes                                   25,697,805      48,161,757
  Retained earnings                             496,605,021     488,476,099
      Total stockholders' equity                527,712,431     542,087,578
                                             $1,381,053,320  $1,403,354,824

See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                   Three Months Ended         Six Months Ended
                                         June 30                    June 30
                                    1996         1995          1996         1995

Revenues
  Premiums                        $29,169,175  $28,533,352   $58,435,516  $57,340,115
  Net investment income            22,269,410   22,031,356    44,441,262   43,820,827
  Realized investment gains
  (losses)                             4,218      (16,942)       63,174       49,979
     Total revenues                51,442,803   50,547,766   102,939,952  101,210,921
Benefits, claims and expenses
  Benefits and claims              23,145,245   23,510,018    47,188,343   47,313,766
  Underwriting, acquisition
  and insurance expenses           14,154,874   12,386,255    27,938,235   25,580,932
     Total benefits, claims
     and expenses                  37,300,119   35,896,273    75,126,578   72,894,698

Income before income taxes         14,142,684   14,651,493    27,813,374   28,316,223

Income taxes                        5,000,000    5,650,000     9,200,000    9,850,000

Net income                        $ 9,142,684  $ 9,001,493   $18,613,374  $18,466,223


Net income per share of common stock
  (Average shares outstanding:
  1996-17,337,540; 1995-17,564,110)     $ .53         $.51         $1.07        $1.05


Dividends per share                     $ .22         $.21        $ .43        $ .41

See accompanying notes.

HOME BENEFICIAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30
                                                      1996           1995

OPERATING ACTIVITIES
  Net income                                     $ 18,613,374   $ 18,466,223
  Adjustments to reconcile net income to net
  cash provided by operating activities             3,080,846      3,161,087
    Net cash provided by operating activities      21,694,220     21,627,310

INVESTING ACTIVITIES
  Proceeds from sales or maturities of investments
    Fixed maturities available-for-sale            81,231,876     58,100,590
    Mortgage loans on real estate                  19,477,353     15,632,800
    Short-term investments - net                   18,743,285         -
    Other                                           7,626,275      6,817,224
      Total proceeds                              127,078,789     80,550,614

  Costs of investments acquired
    Fixed maturities available-for-sale            95,767,092     65,418,302
    Mortgage loans on real estate                  37,336,720      9,866,882
    Short-term investments -- net                      -          15,026,689
    Other                                           7,968,477      6,040,165
      Total costs                                 141,072,289     96,352,038

        Net cash used in investing activities     (13,993,500)   (15,801,424)

FINANCING ACTIVITIES
  Dividends paid                                   (7,443,617)    (7,201,285)
  Purchase of Class A Common Stock                 (3,080,952)        -
  Other                                               861,861      2,361,173
    Net cash used in financing activities          (9,662,708)    (4,840,112)

Net (decrease)increase in cash and
  cash equivalents                                 (1,961,988)       985,774
Cash and cash equivalents at beginning of year      3,086,602      1,726,812
Cash and cash equivalents at end of period       $  1,124,614   $  2,712,586

Supplemental disclosure of cash flow information
  Income tax payments                              $9,520,000     $9,500,000


See accompanying notes.

                         HOME BENEFICIAL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

   The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1995 Annual Report to Stockholders.

2. During the first six months of 1996, the Corporation purchased 128,373 shares of its Class A Common Stock at a cost of $3.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition
   The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long term in nature and are supported primarily by long term fixed maturity investments and mortgage loans on real estate.
   Assets totaled $1.4 billion at June 30, 1996 with investment assets totalling $1.2 billion. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At June 30, 1996 the fair value of these securities exceeded their cost by $38 million. At June 30, 1996 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.
   The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans account for less than 5% of total cash and invested assets.
   As disclosed in the Notes to Consolidated Financial Statements as of December 31, 1995, $145 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

   Results of Operations
   Net income for the first six months of 1996 was $18,613,374 compared to $18,466,223 for the same period in 1995. Realized investment gains were insignificant for the two periods.
   Individual life insurance sales for 1996 increased by 9.2% and amounted to $492.4 million compared to $451 million for the first six months of 1995. Net investment income, excluding realized investment gains and losses,
   increased   1.4% compared to an increase of 4% for the 1995 period.
   Growth in investment income continued to decline as a result of average yields on newly acquired mortgages and fixed income securities being below the Corporation's portfolio yield rate. First half 1996 underwriting, acquisition and insurance expenses increased over the corresponding period of 1995 as a result of increased individual insurance policy terminations.

                         Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

   (a) EXHIBITS: Exhibit 27 - Financial Data Schedule is filed as a part of this Quarterly Report on page 11.

   (b) No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              Home Beneficial Corporation
                                                      (Registrant)




Date:  August 9, 1996                      R. W. Wiltshire, Jr.
                                          President and
                                          Chief Executive Officer


Date:  August 9, 1996                      Hugh D. Garnett
                                          Vice President and Controller

                         HOME BENEFICIAL CORPORATION

                              Index to Exhibits

                                 (Item 6(a))


                                                         Sequential
                                                         Page Number

EXHIBITS

   27 -  Financial Data Schedule                               12