Form 10-Q
period 1996-09-30
HOME BENEFICIAL CORP
filed 1996-11-07
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                                                     Yes  X     No

     Number of shares outstanding of each of the Registrant's classes of Common Stock as of November 7, 1996:

                 Class

       Class A Common Stock
         $.3125 Par Value                              8,060,660 Shares

       Class B Common Stock
         $.3125 Par Value                              8,992,910 Shares

                      (This page intentionally left blank)

                          HOME BENEFICIAL CORPORATION

                                     INDEX



                                                                      Page
                         PART I - Financial Information


Item 1.  Financial Statements

    Consolidated Condensed Balance Sheet at
    September 30, 1996 and December 31, 1995..............................4

    Consolidated Condensed Statement of Income for the nine months and three months ended September 30, 1996 and 1995 .......................5

    Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 1996 and 1995.................6

    Notes to Consolidated Condensed Financial Statements .................7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................8



                          PART II - Other Information



   Item 6.  Exhibits and Reports on Form 8-K ............................ 9

   SIGNATURES ...........................................................10

                            PART I.  FINANCIAL INFORMATION
                              HOME BENEFICIAL CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET

                                                            September 30            December 31
                                                                1996                   1995
ASSETS
Investments
  Securities available-for-sale at fair value
    Fixed maturities (Amortized value: 1996, $758,060,653
    1995, $737,152,838)                                   $      776,844,465   $       795,741,956
    Equities (Cost: 1996, $9,589,733; 1995, $8,944,983)           32,955,331            29,475,901
  Mortgage loans on real estate                                  369,505,154           339,773,729
  Policy loans                                                    54,937,676            54,480,175
  Short-term investments                                          13,731,655            41,072,441
  Other                                                            6,314,287             6,242,886
                                                          ------------------    ------------------
    Total investments                                          1,254,288,568         1,266,787,088
Cash and cash equivalents                                          3,635,599             3,086,602
Receivables                                                       24,045,673            23,006,240
Deferred policy acquisition costs                                101,120,811            99,246,423
Other assets                                                       9,435,891            11,228,471
                                                          ------------------    ------------------
                                                          $    1,392,526,542   $     1,403,354,824
                                                          ==================   ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Policy liabilities and accruals
      Future policy benefits and claims                   $      680,854,458   $       672,301,481
      Unearned premiums                                           26,754,242            26,248,702
      Other policy claims and benefits payable                    10,726,130            10,819,728
                                                          ------------------    ------------------
        Total policy liabilities and accruals                    718,334,830           709,369,911
    Other policyholder funds                                      73,584,153            71,450,993
    Other liabilities                                             70,710,308            80,446,342
                                                          ------------------    ------------------
        Total liabilities                                        862,629,291           861,267,246

Stockholders' Equity
  Capital stock
    Class A common stock, voting, $.3125 par value,
      12,800,000 shares authorized; 8,060,660 issued
      at  September 30, 1996 and 8,446,200 issued
      at December 31, 1995                                         2,518,956             2,639,438
    Class B common stock, non-voting, $.3125 par value,
      19,200,000 shares authorized; 8,992,910 issued
      at September 30, 1996 and at December 31, 1995               2,810,284             2,810,284
                                                          ------------------    ------------------
        Total capital stock                                        5,329,240             5,449,722
  Unrealized gains on securities available-for-sale
    less related deferred income taxes                            28,399,410            48,161,757
  Retained earnings                                              496,168,601           488,476,099
                                                          ------------------    ------------------
        Total stockholders' equity                               529,897,251           542,087,578

                                                          ------------------    ------------------
                                                          $    1,392,526,542   $     1,403,354,824
                                                           =================   ===================

                            See accompanying notes.
                                       4






                          HOME BENEFICIAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                        Three Months Ended                          Nine Months Ended
                                                          September 30                                September 30
                                                   1996                 1995                   1996                1995
Revenues
  Premiums                                      $29,091,032           $28,413,634           $87,526,548        $85,753,749
  Net investment income                          22,705,225            22,188,336            67,146,487         66,009,163
  Realized investment (losses) gains                (42,032)             (100,147)               21,142            (50,168)
                                                ------------          ------------          -----------        ------------
     Total revenues                              51,754,225            50,501,823           154,694,177        151,712,744
Benefits, claims and expenses
  Benefits and claims                            23,651,952            22,354,794            70,840,295         69,668,560
  Underwriting, acquisition
  and insurance expenses                         12,658,840            14,297,737            40,597,075         39,878,669
                                                ------------          ------------          -----------        ------------
     Total benefits, claims and expenses         36,310,792            36,652,531           111,437,370        109,547,229
                                                ------------          ------------          -----------        ------------
Income before income taxes                       15,443,433            13,849,292            43,256,807         42,165,515

Income taxes                                      6,000,000             4,450,000            15,200,000         14,300,000
                                                ------------          ------------          -----------        ------------
Net income                                       $9,443,433            $9,399,292           $28,056,807        $27,865,515
                                                ============          ============          ===========        ============

Net income per share of common stock
  (Average shares outstanding:
  1996-17,308,284; 1995-17,559,073)                   $ .55                 $ .54                 $1.62              $1.59
                                                ------------          ------------          -----------        ------------

Dividends per share                                   $ .22                 $ .21                 $ .65              $ .62
                                                ------------          ------------          -----------        ------------

                            See accompanying notes.
                                       5

                          HOME BENEFICIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30
                                                              1996                 1995
OPERATING ACTIVITIES
  Net income                                          $       28,056,807    $      27,865,515
  Adjustments to reconcile net income to net cash
  provided by operating activities                             6,781,946            7,795,530
                                                       -----------------     ----------------
      Net cash provided by operating activities               34,838,753           35,661,045

INVESTING ACTIVITIES
  Proceeds from sales or maturities of investments
    Fixed maturities available-for-sale                      120,512,416           90,484,132
    Mortgage loans on real estate                             28,987,475           25,093,951
    Short-term investments - net                              27,340,786                    0
    Other                                                     13,595,549           10,307,278
                                                       -----------------     ----------------
      Total proceeds                                         190,436,226          125,885,361
                                                       -----------------     ----------------
  Costs of investments acquired
    Fixed maturities available-for-sale                      135,469,472          109,668,604
    Mortgage loans on real estate                             58,493,447           17,996,335
    Short-term investments -- net                                      0           13,408,915
    Other                                                     12,411,436            9,094,108
                                                       -----------------     ----------------
      Total costs                                            206,374,355          150,167,962
                                                       -----------------     ----------------
        Net cash used in investing activities                (15,938,129)         (24,282,601)

FINANCING ACTIVITIES
  Dividends paid                                             (11,251,979)         (10,889,748)
  Purchase of Class A Common Stock                            (9,232,808)          (2,843,750)
  Other                                                        2,133,160            3,183,366
    Net cash used in financing activities                    (18,351,627)         (10,550,132)

Net increase in cash and cash equivalents                        548,997              828,312
Cash  and cash equivalents at beginning of year                3,086,602            1,726,812
                                                       -----------------     ----------------
Cash and cash equivalents at end of period            $        3,635,599    $       2,555,124
                                                       =================     =================
Supplemental disclosure of cash flow information
  Income tax payments                                        $13,800,000          $14,700,000
                                                       -----------------     ----------------


                            See accompanying notes.

                          HOME BENEFICIAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation - In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of the Corporation contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. The consolidated condensed financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant intercompany accounts and transactions are eliminated.

     The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1995 Annual Report to Stockholders.

2. During the first nine months of 1996, the Corporation purchased 385,540 shares of its Class A Common Stock at a cost of $9.2 million.

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

     Assets totaled $1.4 billion at September 30, 1996 with investment assets totalling $1.3 billion. The Corporation's fixed maturity and equity securities portfolio is classified in the balance sheet as available-for-sale and carried at fair value. At September 30, 1996 the fair value of these securities exceeded their cost by $42 million. At September 30, 1996 there were no principal and interest payments past due on fixed maturities, and over 99% of the mortgage loans on real estate were current for both principal and interest.

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

     Results of Operations

     Net income for the first nine months of 1996 was $28,056,807 compared to $27,865,515 for the same period in 1995. Realized investment gains were insignificant for the two periods.

     Individual life insurance sales for 1996 increased by 4.8% and amounted to $739 million compared to $704 million for the first nine months of 1995. Net investment income, excluding realized investment gains and losses, increased 1.7% compared to an increase of 4.3% for the 1995 period. Growth in investment income continued to decline as a result of average yields on newly acquired mortgages and fixed income securities being below the Corporation's portfolio yield rate. Benefits and expenses for 1996 were above 1995 results due to increased individual insurance policy terminations.

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






                                    Home Beneficial Corporation
                                           (Registrant)




Date:  November 7, 1996                           R. W. Wiltshire, Jr.
      -----------------------                    ---------------------
                                                 President and
                                                 Chief Executive Officer


Date:  November 7, 1996                           Hugh D. Garnett
      -----------------------                    ----------------
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