Form 10-K
period 1996-12-31
HOME BENEFICIAL CORP
filed 1997-02-20
CIK 48174

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1996
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:
      Title of each class          Name of each exchange on which registered
           None

          Securities registered pursuant to Section 12(g) of the Act:
                              CLASS B COMMON STOCK
                                (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  The Registrant's Class A Voting Common Stock is closely held and is not publicly traded. The aggregate market value of Class B Non-Voting Common Stock held by nonaffiliates of the Registrant was $334,094,012 as of December 31, 1996.
  Number of shares outstanding of each of the Registrant's classes of common stock as of December 31, 1996:

              Class                                   Shares
              -----                                   ------
        Class A Common Stock
          $.3125 Par Value                           8,060,660
        Class B Common Stock
          $.3125 Par Value                          8,992,910

                      Documents Incorporated by Reference
                                      NONE

                               TABLE OF CONTENTS
                               -----------------



                                                                           PAGE
                                                                           ----

                                     PART I

ITEM 1.  Business..............................................................3
ITEM 2.  Properties............................................................6
ITEM 3.  Legal Proceedings.....................................................6
ITEM 4.  Submission of Matters to a Vote of Security Holders...................6

                                    PART II

ITEM 5.  Market for the Registrants' Common Equity and Related Stockholder
   Matters.....................................................................7
ITEM 6.  Selected Consolidated Financial Data .................................7
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................9
ITEM 8.  Financial Statements and Supplementary Data......................... 11
ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
   Financial Disclosures......................................................11

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant ..................12
ITEM 11. Executive Compensation ..............................................14
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.......17
ITEM 13. Certain Relationships and Related Transactions ......................20


                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....21

SIGNATURES....................................................................42

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

      There was no material change in the nature of business done by the Corporation during 1996.

      On December 22, 1996, the Corporation entered into an Agreement and Plan of Merger, as amended as of January 22, 1997, (the "Merger Agreement") with American General Corporation ("American General") and AGC Life Insurance Company, a wholly owned subsidiary of American General ("Sub"). The Merger Agreement provides for the merger (the "Merger") of the Corporation with and into Sub, subject to the terms and conditions set forth therein. Pursuant to the terms of the Merger Agreement, each stockholder of the Corporation will have the right to elect to receive,
      in exchange  for each share of common  stock of the Corporation,   shares
      of  common   stock  of   American   General,   cash consideration of
      $39.00 per share of common stock of the Corporation, or any combination thereof (subject to certain proration limitations as further described in the Merger Agreement). Total cash elections by the Corporation's shareholders will be limited to 50 percent of the aggregate consideration, while stock elections will be limited to 75 percent. The Merger is intended to be a tax-free transaction for all stockholders of the Corporation who elect stock. The exchange ratio for American General common stock will be determined by dividing $39.00 by an average trading price of American General common stock prior to closing and is subject to a maximum of 1.1143 shares of American General for each Home Beneficial Corporation common share. The consideration per share may be reduced by up to $0.55 per share if, and to the extent that, the Life Company pays a dividend of less than $250 million to the Corporation prior to the closing of the Merger.

      Consummation of the Merger is subject to the approval of the Corporation's stockholders and certain regulatory authorities, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement. There can be no assurance that the Merger will be consummated.

                          BUSINESS OF THE LIFE COMPANY

      The Life Company sells group life insurance and substantially all of the forms of ordinary insurance, including universal life, whole life, term, and annuities, together with accidental death and disability riders. The Life Company's business is concentrated in six Mid-Atlantic states and the District of Columbia, and its products are marketed through its own sales force of approximately 1,150 full-time personnel assigned to some 48 district offices located in principal cities and towns. In addition to the agency force, there were some 220 supervisory, administrative, clerical and other personnel employed in the home office.

      The following table sets forth the geographic distribution of direct business premiums received during 1996:

                                                            Premiums
              Jurisdiction                               (In millions)

            Delaware                                      $  2.5
            District of Columbia                             2.8
            Maryland                                        15.2
            North Carolina                                  10.5
            Tennessee                                       22.2
            Virginia                                        40.5
            West Virginia                                    1.2

      The maximum amount of ordinary individual insurance presently retained by the Life Company without reinsurance is $200,000 plus an additional $75,000 coverage for accidental death. The total amount of life insurance in force at December 31, 1996 reinsured by the Life Company with other companies aggregated $70 million representing less than

      1% of the Life Company's life insurance in force on that date. A contingent liability exists on insurance ceded to the reinsurer since the Life Company would be liable in the event that the reinsurer is unable to meet obligations assumed by it under the reinsurance agreement. The Life Company participates in several group life insurance programs as a reinsurer and also assumes reinsurance on a facultative (individual risk) basis from two other life insurance companies. Life insurance assumed relates principally to group life. Claims incurred under these group life insurance programs approximate the related premium income, and no significant assets or liabilities are required in the balance sheet.

   Accident and health insurance premiums accounted for less than 4% of premium income for 1996. The Life Company offers no health insurance coverage other than to its own employees. The Life Company writes individual accident policies with death and dismemberment benefits. These policies accounted for approximately 71% of total accident and health premiums for 1996.

   The Life Company, as a legal reserve company, is required by the various laws of the states in which it is licensed to transact business to carry as liabilities aggregate policy reserves which are considered adequate to meet its obligations on insurance policies in force. Such required reserves are considered statutory reserves because the methods and assumptions used in their calculation are explicitly prescribed by the laws of the various states. The liabilities shown herein for all policies issued since 1948 are based on guidelines prescribed by the American Institute of Certified Public Accountants and have been calculated in accordance with generally accepted accounting principles. Such liabilities are calculated by the use of assumptions as to mortality rates, interest rates, withdrawal rates and expense rates in effect at the time the gross premiums were calculated. Liabilities on paid-up policies include a liability for future maintenance expenses which the Life Company expects to incur. See Revenues, Benefits,
   Claims and Expenses, Note 1 of the Notes to Consolidated Financial Statements, on pages 30 and 31.

   The investment of the Life Company's funds and assets is determined by an Investment Committee. Generally, investments made must meet requirements established by the applicable investment statutes of the Commonwealth of Virginia governing the nature and quality of investments which may be made by life insurance companies.

   The following table shows investments of the Life Company at December 31, 1996. Fixed maturities (bonds, notes and redeemable preferred stocks) and equity securities (nonredeemable preferred and common stocks) are stated at fair value; mortgage loans on real estate are stated at cost adjusted where appropriate for amortization of premium or discount; short-term investments are stated at cost; and policy loans are stated at unpaid balances.

                                                             Asset Value
                                                             -----------
                                                                     Percent
                                                          Amount     of Total
                                                          ------     --------
                                                             (In millions)
      Fixed Maturities:
         Bonds and notes:
             United States government and government
             agencies and authorities                    $    32.6       2.6%
             States, municipalities and political
                subdivisions                                 392.7      30.9
         Foreign government                                   22.5       1.8
         Public utilities                                    257.3      20.2
         All other corporate                                  74.3       5.8
                                                         ---------     -----
             Total fixed maturities                          779.4      61.3

      Equity securities                                       25.8       2.0
      Mortgage loans on real estate                          375.0      29.5
      Policy loans                                            55.0       4.3
      Short-term investments                                  29.7       2.3
      Other                                                    7.4        .6
                                                         ---------     -----
             Total investments                           $ 1,272.3     100.0%
                                                         =========     =====

   There were no principal and interest payments past due on fixed maturities at December 31, 1996.

   The Life Company's mortgage portfolio consists of approximately 2,400 conventional first mortgages on a wide range of residential and commercial properties located primarily in those Mid-Atlantic states in which the Life Company conducts its insurance business. At December 31, 1996, the aggregate carrying value of mortgage loans was $375 million, with residential and commercial loans accounting for 52% and 48% of the carrying value, respectively.

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

   The Life Company's mortgage lending business is heavily concentrated in the states of Virginia and North Carolina. At December 31, 1996, approximately 78% of the Life Company's mortgages, constituting approximately 73% of the total book value of the Life Company's mortgage portfolio, were on residential  or  commercial  properties  located  in the  State of  Virginia.
   Additionally, at the same date approximately 13% of the Life Company's mortgages, constituting approximately 12% of the total book value of the Life Company's mortgage portfolio, were on properties in North Carolina. The relatively high percentage of mortgage loans made in these two states reflects the geographical concentration of the Life Company's insurance business activities in the same two states. Although the Life Company's mortgage loan portfolio is heavily concentrated in Virginia and North Carolina, the economies of those states are diversified, and the Life Company does not believe its mortgage loan portfolio reflects undue risk from the large percentage of its loans originated in those two states.

   The Life Company presently holds one real estate parcel acquired through foreclosure with a carrying value in the financial statements of $0.6 million. Mortgage loans whose terms have been restructured over the past five years are immaterial, and no mortgage loans were in foreclosure proceedings at December 31, 1996. Except as indicated below, there were no mortgage loans otherwise not performing in accordance with the contractual terms.

   At December 31, 1996, the aging schedule for delinquent mortgage loans in terms of past due days was as follows:

                                              Past due days
                                              -------------
                                              (In millions)


                              30-60      60-90    Over 90   Total
                              -----      -----    -------   -----

          Principal          $ 3.1 (1)   $ .2     $  --     $ 3.3
          Percent of total
          mortgage loans       .82%       .05%       --        .87%

            (1) 30-60 days past due includes a substantial amount of loan payments that have been received by the Life Company's brokers after their December, 1996 cut-off reporting date to the Life Company. These amounts will be included in their next remittance report.

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

   During the period 1986-1996, the Life Company experienced only seven foreclosures on real estate loans, one in each of the years 1986, 1989, 1990, 1995 and 1996, two in 1992, and none in 1993 and 1994. The total of the unpaid principal balances of loans in these seven foreclosures was approximately $1.8 million. The Life Company disposed of six properties acquired in pre-1994 and 1996 foreclosure proceedings without a net loss. The Corporation does not provide a provision for loan losses in its financial statements. Based upon the de minimis loss experience of the mortgage loan portfolio over many years and the continuing satisfactory performance of its portfolio, the Corporation's management does not feel that a provision is required.

   See Investment Operations, Note 2 of Notes to Consolidated Financial Statements, on pages 31, 32, and 33, and Schedule I included in Part IV, page 37, for additional information concerning the Corporation's consolidated investment portfolio.

   The Life Company, in common with other insurance companies, is subject to regulation and supervision in each of the states in which it does business. Such regulation is primarily for the benefit of the policyholders of the Life Company rather than the stockholders. Although the extent of such regulation varies from state to state, in general, the insurance laws of the respective states delegate broad administrative powers to supervisory agencies. These powers relate to the granting and revocation of licenses to transact business, the licensing of agents, the approval of the forms of policies used, reserve requirements, and the type and concentration of investments permitted. In addition, the supervisory agencies have power over the form and content of required financial statements and reports, including requirements regarding accounting practices to be employed in the presentation of such statements and reports. Certain of the required accounting practices vary from generally accepted accounting principles. See Notes 1 and 7 of the Notes to Consolidated Financial Statements on pages 30, 31 and 36.

   Several jurisdictions in which the Life Company does business including its domiciliary state of Virginia, have enacted legislation providing for specific regulation of the relationship between licensed insurers and their holding companies and among affiliated members of a holding company group. These statutes vary in substance from state to state, but generally speaking, vest administrative control in the insurance regulatory authority. Among the provisions found in these statutes are provisions for the filing of registration statements by insurers which are members of a holding company group, provisions that the holding company will be subject to reporting requirements and to visitation by the insurance regulatory authorities, standards as to transactions between insurers and their holding companies or between members of a holding company group, and control over the payment of extraordinary dividends. See Stockholders' Equity and Restrictions, Note 7 of the Notes to Consolidated Financial Statements, on page 36 for additional information concerning transactions between the Life Company and its affiliates.

   The life insurance business is intensely competitive and the Life Company competes with many other companies in the states in which it is licensed. The American Council of Life Insurance in its "1996 Fact Book", estimates that there were approximately 1,700 life insurance companies doing business in the United States at the end of 1995.

   According to figures reported in the October 1996 issue of Best's Review, Life/Health Edition, calculated on a statutory accounting basis, the Life Company ranks in the top 20% of all life insurance companies in the United States based on total admitted assets as of December 31, 1995.

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

   The Life Company presently leases space for 63 district and detached offices in Delaware, Maryland, the District of Columbia, West Virginia, Virginia, Tennessee and North Carolina. The termination dates on these leases range from 1997 to 2005; all of the longer term leases being for district office purposes. The maximum annual rent paid under any lease is $29,000. The annualized rent under all leases in effect on December 31, 1996 was approximately $770,000.

ITEM 3.  Legal Proceedings

   As of the date of this report, neither the Corporation nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   The Corporation's Class B Non-Voting Common Stock trades on the NASDAQ Stock Market under the symbol HBENB. The Corporation's Class A Voting Stock is not publicly traded, but is entitled to the same cash dividend as Class B
   NonVoting Common Stock. The approximate number of record holders of the Corporation's common stock at December 31, 1996 was 2,000.

   The following table gives the high and low prices of the Corporation's Class B Non-Voting Common Stock and the cash dividends paid per share for each quarter in the past two years:


                                   High        Low        Dividend
                                   ----        ---        --------
      1996
      First Quarter               $26 1/4     $23 1/2     $ .21
      Second Quarter               26 1/2      24 3/4       .22
      Third Quarter                27 3/4      24 1/2       .22
      Fourth Quarter               38 1/2      24 3/4       .22

      1995
      First Quarter               $20 3/4     $19         $ .20
      Second Quarter               21 3/4      19           .21
      Third Quarter                24          20 1/4       .21
      Fourth Quarter               25 1/2      22 3/4       .21

ITEM 6.  Selected Consolidated Financial Data

RECORD OF GROWTH OF INSURANCE
Five Years Ended December 31


                                                 1996           1995        1994        1993        1992
                                                                    (In millions)
Insurance in force at end of period
   Direct sales
     Permanent...........................     $ 3,633.1      $ 3,588.8    $ 3,487.7    $3,475.9     $3,493.5
     Term................................       1,169.5        1,107.6      1,061.7     1,046.1      1,048.1
                                           ------------     ----------  -----------   ---------    ---------
       Total.............................       4,802.6        4,696.4      4,549.4     4,522.0      4,541.6
   Group.................................       6,946.5        6,029.5      5,674.4     5,466.6      5,249.9
                                           ------------     ----------  -----------   ---------    ---------
       Total.............................     $11,749.1      $10,725.9    $10,223.8    $9,988.6     $9,791.5

New insurance written
   Direct sales
     Permanent...........................     $   712.1      $   707.8    $   598.3    $  600.2     $  642.6
     Term................................         281.0          230.4        192.2       196.2        359.4
                                            -----------    -----------  ----------- -----------  -----------
       Total.............................         993.1          938.2        790.5       796.4      1,002.0
   Group.................................         967.1          372.2        225.6       258.2      3,215.2
                                            -----------    -----------  ----------- -----------   ----------
       Total.............................     $ 1,960.2      $ 1,310.4    $ 1,016.1    $1,054.6     $4,217.2

Life and annuity premium income               $   113.9      $   105.4    $   107.0    $  107.1     $  107.7


SELECTED FINANCIAL INFORMATION
Five Years Ended December 31

                                                           1996        1995       1994       1993     1992
                                                                 (In millions except for per share data)
Premium income.......................................   $  117.6   $   114.0   $  116.1   $  116.4  $  117.9
Net investment income................................       89.4        88.1       84.8       86.0      90.7
Realized investment gains............................        6.9          --         --       10.8       2.9
Net income before accounting change..................       42.4        37.9       36.2       42.6      46.4
Accounting change(1).................................         --          --         --         --    (29.4)
Net income   ........................................       42.4        37.9       36.2       42.6      17.0
Net income per share(1)
   Before accounting change..........................       2.46        2.16       2.04       2.35      2.50
   Accounting change.................................         --          --         --         --    (1.58)
                                                          ------     -------    -------    -------    ------
      Net............................................       2.46        2.16       2.04       2.35       .92
Dividends paid per share.............................        .87         .83       .795       .775       .76
Investments(2).......................................    1,285.3     1,266.8    1,146.7    1,143.9   1,116.4
Total assets (2).....................................    1,423.5     1,403.4    1,288.8    1,280.2   1,248.4
Total liabilities....................................      874.9       861.3      822.0      806.9     788.0
Stockholders' equity (2).............................      548.6       542.1      466.8      473.3     460.4
Book value per share (2).............................      32.17       31.08      26.58      26.38     24.85

(1)The Corporation adopted Statement of Financial Accounting Standards No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" in 1992. Adoption of this Standard was recognized as an accounting change. See Note 4 of Notes to Consolidated Financial Statements on pages 33 and 34..

(2)The Corporation adopted Statement of Financial Standards (SFAS) No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" as of January 1, 1994. Adoption of SFAS No. 115 resulted in a $26.3 million decrease in the carrying value of fixed maturities at December 31, 1994 and increased the carrying value $28.4 million and $51.7 million at December 31, 1996 and December 31, 1995, respectively. In accordance with SFAS No. 115, prior period financial statement balances were not restated. See Note 1 of Notes to Consolidated Financial Statements on pages 30 and 31.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long-term in nature and are supported primarily by long-term fixed maturity investments and mortgage loans on real estate.

In May 1993 the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the
Corporation has both the positive intent and ability to hold-to-maturity are carried at amortized cost. Debt securities that the Corporation does not have the positive intent or ability to hold-to-maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The Corporation adopted the provisions of SFAS No. 115 as of January 1, 1994 and placed its entire fixed maturity and equity securities portfolio in the available-for-sale classification. The Corporation believes it has the ability to hold all fixed income investments until maturity; however, securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments or income tax considerations, as a part of the Corporation's asset/liability strategy, or for similar factors. Due to increasing interest rates during 1996, a $15.1 million net unrealized loss (net of deferred income tax benefit) on fixed maturities was charged against stockholders' equity at December 31, 1996. Declining interest rates during 1995 produced a $50.7 million net unrealized gain (net of deferred income taxes) which was credited to stockholders' equity at December 31, 1995.

Assets totaled $1.4 billion at December 31, 1996 with investment assets totaling $1.3 billion or 90% of total assets. Growth in investment assets for 1996 was affected by reduced market value adjustments to fixed maturities as a result of increasing interest rates during 1996 and the use of internal funds to repurchase $9.3 million of the Corporation's common stock. At December 31, 1996 there were no principal and interest payments past due on fixed maturities and over 99% of the mortgage loans on real estate were current for both principal and interest. The Corporation is not aware of any potential problem loans, and there are no mortgage loans whose terms were restructured during 1996.

Cash and investment assets for 1996 exceeded total liabilities by 47%. The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short-term investments to meet cash requirements for policy loans and voluntary policy terminations, as well as investment commitments. Policy loans increased $0.5 million for 1996 and accounted for less than 5% of total cash and investment assets.

As disclosed in the Notes to Consolidated Financial Statements at December 31, 1996, $157 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. However, this poses no liquidity concerns to the Corporation as it has sufficient cash flow to meet its operational requirements.

In May 1993, the FASB issued SFAS No. 114, "Accounting for Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. The Corporation adopted the provisions of SFAS No. 114 as of January 1, 1995. Adoption of this Standard does not have any effect on the financial condition or results of operations of the Corporation.

Effective December 31, 1993 the National Association of Insurance Commissioners adopted Risk-Based Capital (RBC) requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, and other business factors. The RBC formula will be used by states as an early warning tool to identify companies that potentially are inadequately capitalized for the purpose of initiating regulatory action. The Life Company's statutory adjusted capital exceeds the authorized control level of the RBC requirement.

On December 22, 1996 the Corporation's Board of Directors approved the merger of the Corporation with and into a wholly owned subsidiary of American General Corporation. Subject to shareholder approval and regulatory consents, the transaction is expected to close during the first quarter of 1997.

RESULTS OF OPERATIONS

Individual life insurance sales for 1996 increased 6% over 1995 results, which were up 18%. Premiums increased 3% compared to decreases of approximately 2% and 1% for 1995 and 1994, respectively. The growth in premiums for 1996 resulted principally from increased individual premiums. Premium growth for 1995 was affected by a decline in premiums recognized from participation in a large group reinsurance contract. Premium growth for 1994 was affected by reduced individual life insurance sales. Net investment income, excluding realized investment gains and losses, increased 1.5% compared to an increase of 3.6% for 1995 and a decrease of 1.4% for 1994. The improvement for both 1996 and 1995 resulted from growth in invested assets. Net investment income for 1994 was affected by the downward trend experienced in portfolio interest rates during 1993. In addition, the Corporation used $34 million of internally generated funds between April 1991 and July 1994 to repurchase 1.5 million shares of its common stock. During 1996 the Corporation used $9.3 million of internally generated funds to repurchase 0.4 million shares of its common stock. Realized investment gains and losses for 1995 and 1994 were insignificant. Realized investment gains amounted to $6.9 million for 1996. Benefits and claims increased 2% for both 1996 and 1995 compared to a decrease of 4% for 1994. Mortality costs contributed to the changes in each of the years. Amortization of deferred policy acquisition costs for 1996 increased as a result of increased individual policy terminations. General expenses increased 9% for 1996 compared to a 9% decrease for 1995. The decline for 1995 was attributable to increased policy acquisition cost deferral related to increased individual sales and an improvement in employee health plan cost provisions. The increase for 1996 resulted primarily from increases in employee health plan cost provisions.

ITEM 8.  Financial Statements and Supplementary Data

         The information for this item is submitted in a separate section of this report. See page 22.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

       (a) and (b) The following table gives the name and age of each of the directors (all of whom, except L. W. Richardson and D. N. Hoppes are executive officers of the Corporation and the Life Company) and their positions and offices with the Corporation and the Life Company and the dates first elected to those positions with the Corporation.

                                        Position and Offices with the
                                        Corporation and the Life Company and
                                        Date Elected to Corporation Officer
           Name             Age         Position

       H. D. Garnett         54         Vice President (since 1979), Controller
                                        (since 1974) and a director of the
                                        Corporation and the Life Company

       W. G. Hancock         46         Counsel (since 1984) and a director of
                                        the Corporation and the Life Company

       D. N. Hoppes          51         Director of the Corporation and the Life
                                        Company

       G. T. Richardson      44         Vice President (since 1983) and a
                                        director of the Corporation and the Life
                                        Company

       L. W. Richardson      77         Retired Vice President and a director of
                                        the Corporation and the Life Company

       J. M. Wiltshire, Jr.  71         Secretary (since 1994) and a director of
                                        the Corporation and the Life Company

       R. W. Wiltshire       75         Chairman of the Board (since 1983) and a
                                        director of the Corporation and the Life
                                        Company

       R. W. Wiltshire, Jr.  51         President (since 1988) and Chief
                                        Executive Officer (since 1992) and a
                                        director of  the Corporation and the
                                        Life Company

       W. B. Wiltshire       48         Vice President (since 1983) and a
                                        director of the Corporation and the Life
                                        Company


              Mrs. Hoppes was first elected to the Board of Directors of the Corporation on February 15, 1994, Messrs. Garnett, Hancock, G. T. Richardson, and W. B. Wiltshire were first elected to the Board in 1983, and Messrs. R. W. Wiltshire, Jr. and J. M. Wiltshire, Jr. were first elected to the Board in 1976 and 1971, respectively, all to fill then existing vacancies on the Board. Messrs. R. W. Wiltshire and L. W. Richardson have served as directors of the Corporation since its organization in 1970.

              All of the above persons serve one year terms as both executive officers and directors, or in the case of L. W. Richardson and Mrs. Hoppes, as directors only, which expire when their successors are duly elected. There are no executive officers of the Corporation who are not directors.

       (c)    Not applicable.

       (d) L. W. Richardson is the father of G. T. Richardson and the first cousin of R. W. Wiltshire. R. W. Wiltshire is the father of R.
              W. Wiltshire, Jr. and W. B. Wiltshire and the first cousin of J.
              M. Wiltshire, Jr.

       (e)(1) Except as set forth below, each of the persons named in (a) and
              (b) above has been principally employed by the Corporation and the Life Company in the present position for more than the past five years. D. N. Hoppes has been a Trustee of the 1984 Voting Trust described in Item 12 below since January 4, 1994 and a volunteer in the Richmond, Virginia community for more than the past five years. W. G. Hancock has been a partner of the law firm of Mays & Valentine since 1981 specializing in real estate and mortgage lending, insurance company regulation and general business matters. He was designated as Counsel to the Corporation and the Life Company effective June 13, 1984. L. W. Richardson retired on December 31, 1987, having served in the office shown for more than five years immediately prior to his retirement. J. M. Wiltshire, Jr. retired as an employee and salaried officer of the Corporation and the Life Company on December 31, 1995, having served as Vice President and Counsel for more than five years immediately prior to his retirement. He was elected Secretary of the Corporation and Life Company effective January 18, 1994 and continues to serve in that capacity. Effective April 7, 1992, R. W. Wiltshire, Jr. was elected Chief Executive Officer of the Corporation and the Life Company to succeed R. W. Wiltshire who had served in that office for more than five years immediately prior thereto. Prior to his election as Chief Executive Officer, R. W. Wiltshire, Jr. was responsible for the general management of the operations of the Corporation and the Life Company. R. W. Wiltshire retired as an employee and salaried officer of the Corporation and the Life Company effective September 6, 1993.

       (e)(2) Not applicable.

       (f)    Not applicable.

       (g)    Not applicable.

       Section 16(a) Beneficial Ownership Reporting Compliance

              The Corporation's directors and executive officers are required to file reports with the Securities and Exchange Commission (the "Commission") concerning their initial ownership of shares of the Corporation's Class A and Class B Common Stock and any subsequent changes in that ownership, and the Corporation traditionally has assisted its directors and executive officers in the filing of these reports. In making these reports, the Corporation has relied on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission. The Corporation believes that these filing requirements were satisfied in 1996 and prior years with the following exception, as well as certain other exceptions previously reported by the Corporation. In 1996 G. T. Richardson reported his exchange of certain shares of Class A Common Stock for an equal number of shares of Class B Common Stock owned by a related family member. The exchange occurred in 1994 and Mr. Richardson's failure to file a report of the transaction on a timely basis was inadvertent.

ITEM 11.  Executive Compensation

       (a) and (b) Summary Compensation Table

       The following Summary Compensation Table sets forth certain information concerning cash compensation paid to or contributed for the benefit of the four individuals named below for services rendered to the Corporation and its subsidiaries as executive officers during each of the three years in the period ended December 31, 1996. During 1996, the Corporation had no additional salaried executive officers not listed in the table.

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------


                                                                          All Other
    Name and Principal Position (1)   Year   Compensation-Salary (2)    Compensation(3)
    -------------------------------   ----   -----------------------    ---------------
     R. W. Wiltshire, Jr.             1996         $ 180,912              $5,427
     President and Chief              1995           160,112               4,803
     Executive Officer                1994           139,312               4,179

     W. B. Wiltshire                  1996           143,295               4,299
     Vice President                   1995           130,284               3,909
                                      1994           117,294               3,519

     G. T. Richardson                 1996           138,735               4,162
     Vice President                   1995           128,597               3,858
                                      1994           117,074               3,512

     H. D. Garnett                    1996           134,722               4,042
     Vice President and               1995           126,922               3,808
     Controller                       1994           119,122               3,574


         (1)  Offices shown are of both the Corporation and the Life Company.

         (2)  The amounts shown include employee contributions to the Thrift
         Plan.

         (3) All of the amounts shown reflect matching contributions by the Corporation and the Life Company to the Thrift Plan. The Thrift Plan is a defined contribution plan available to substantially all salaried employees. Participants may make thrift contributions to the plan in any whole percentage of 2-14% of their compensation (not over the compensation limit, as adjusted from time to time under the Internal Revenue Code of 1986, as amended, which was $150,000 in 1996), and the Corporation and the Life Company will make a matching contribution to the plan in an amount equal to three-fourths of the first 4% of each eligible employee's compensation so contributed for the year. All matching amounts shown for each executive officer are fully vested. Benefits under the Thrift Plan are payable at death, retirement or other termination of employment (or at January of the calendar year of age 70 1/2, if earlier). The amount shown for R. W. Wiltshire, Jr. includes the amount allocated under the excess benefit program of the Home Beneficial Supplemental Retirement Plan, which is in part an unfunded non-qualified plan designed to provide matching company contributions which are not made to the Thrift Plan on account of the compensation limit.

       (c)    Not applicable

       (d)    Not applicable

       (e)    Not applicable

       (f) Pension, Supplemental Executive Retirement, and Postretirement Medical Benefits Plans

              Pension Plan The Corporation's Retirement Plan, a defined benefit pension plan, covers substantially all employees of the Corporation and the Life Company with two months of service. The Plan provides a retirement annuity, payable by the Life Company as the insurer under the Plan, to each employee who is credited with five years of service, who attains his normal retirement age (which is age 65 or, if the employee becomes a participant at or after age 60, his fifth anniversary of becoming a participant) while employed by the Corporation or the Life Company, or who is totally and permanently disabled while an employee. The retirement annuity is earned in the form of a single life annuity for the life of the employee, commencing at the employee's normal retirement age, and is equal to the sum of retirement annuity credits earned by the employee for each calendar year he is credited with a year of service. Retirement annuity benefits under the plan can be paid as early as age 55 if the employee retires with at least ten years of service (or at disability retirement, if earlier) and must be paid starting in January of the calendar year the employee reaches age 70 1/2, even though he has not then retired. The annuity is payable monthly and is subject to actuarial reduction in the event the employee commences to receive his retirement annuity prior to his normal retirement age (other than as a result of disability retirement) or receives his retirement annuity in a joint and survivor rather than a single life annuity form of payment. A survivor annuity benefit is provided to the employee's spouse in certain cases if the employee dies before his retirement annuity payments begin.

              The annual annuity credit for years after 1988 is equal to 2% of the first $10,000 of the employee's compensation for the year, plus 2.5% of the employee's compensation for the year in excess of $10,000. Once an employee is credited with 35 years of service, whether before or after 1989, the annual annuity credit after 1988 becomes 2.5% of the employee's compensation for the year. Prior to 1989, several different benefit formulas were applied, and employees who were participants before 1989 will retain their annuity credits as determined through December 31, 1988 based on those earlier formulas. Covered compensation for purposes of the Plan is aggregate cash compensation up to $150,000 per year, as adjusted from time to time under the Internal Revenue Code of 1986, as amended, which in the case of each executive officer is identical to the amount shown as salary in the Summary Compensation Table appearing in Item 11(a) and (b).

              The estimated annual benefits payable under the Plan for each of the individuals listed in the Summary Compensation Table are as follows: R. W. Wiltshire, Jr. - $93,965, W. B. Wiltshire -
              $99,329, G. T. Richardson   -  $108,102, and  H. D. Garnett  -
              $79,330. The benefits as shown are estimated on the basis that the persons named will continue to receive, until the end of the calendar year in which they reach age 65, salaries at the same rates in effect during 1996 and will then retire and elect a single life rather than a joint and survivor annuity form of payment.

              Amounts payable under the Plan are not subject to deduction for social security benefits under the Federal Social Security Act.

              Supplemental Executive Retirement Plan
              In  1996,  the  Corporation adopted  a  Supplemental   Executive
              Retirement Plan which became effective November 1, 1996. The Plan is an unfunded, nonqualified defined benefit plan maintained primarily for the purpose of providing deferred compensation to certain senior management employees of the Corporation and Life Company. The Plan provides supplemental retirement income to participants in excess of their employer- provided benefits under certain other plans and arrangements up to the maximum benefit specified in the Plan. The Plan also provides supplemental survivor's income to a participant's spouse, a death benefit to a participant's beneficiaries and certain limited medical benefits.

              A participant's accrued benefit under the Plan is an annual amount payable monthly, equal to a stated percentage (from 55% to 70% depending on the participant) of the participant's highest weekly compensation as determined pursuant to the Plan reduced by (i) ten percent for each year of future service (beginning November 1, 1996) less than ten; (ii) benefits paid under the Corporation's pension plan, (iii) except in the event of disability, five percent for each year payment begins before age 65; and (iv) in the event of disability, any benefits paid under the Corporation's welfare benefit plan providing long-term disability benefits

              The retirement benefit under the Plan is payable beginning at age 65, and is payable monthly in the form of a 100% joint and spouse survivor annuity for R. W. Wiltshire, Jr., W. B. Wiltshire and G.
              T. Richardson, if married at their benefit starting dates, and a life annuity for all other participants. The other participants, who include H. D. Garnett, may elect to receive payment in the form of an actuarially reduced 100% joint and spouse survivor annuity.

              A participant will become fully vested in his accrued retirement benefit under the Plan upon the earliest to occur of the following events, while he is an active employee: (i) death; (ii) termination of employment due to disability; or (iii) completion of five years of service. A participant will forfeit any benefits in the event of termination from employment prior to satisfying the vesting requirements.

              Notwithstanding the forgoing, additional benefits are payable on account of a change in control (as defined in the Plan). Upon a change in control, participants in the Plan are deemed to have ten years of future service and become 100% vested in their accrued benefit, and their accrued benefit is payable immediately without reduction for payment before age 65. In addition, the Plan provides participants with certain retiree life insurance benefits after termination of employment comparable to the retiree benefits they would have received if they were considered retirees under the Corporation's welfare benefit plan providing retiree life insurance benefits. The participants who are eligible to receive an unreduced 100% joint and spouse survivor annuity are also provided medical insurance benefits until age 65 for themselves and their dependents comparable to the benefits under the Corporation's welfare benefit plan providing medical expense benefits. While it is believed that payments or benefits are not subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Plan provides that participants will be reimbursed for any excise tax on such payments and benefits and for any income, employment and excise taxes payable on the reimbursement.

              The estimated gross annual retirement benefits under the Plan before reduction for benefits payable under the Corporation's pension plan (that is, the sum of the benefit under the Plan and the benefit payable under the Corporation's pension plan) for each of the individuals listed in the Summary Compensation Table are as follows: R. W. Wiltshire, Jr. - $126,638, W. B. Wiltshire - $100,306, G. T. Richardson - $97,114, and H. D. Garnett - $80,833.
              The benefits as shown are estimated on the basis that the persons named will continue to receive, until they reach age 65, or until there is a change in control, if earlier, salaries at the same rates in effect during 1996 and will then be paid, in the cases of R. W. Wiltshire, Jr., W. B. Wiltshire and G. T. Richardson, in the form of a 100% joint and spouse survivor annuity, and in the case of H. D. Garnett, in the form of a single life rather than a 100% joint and spouse survivor annuity.

              Postretirement Medical Benefits Plan
              In addition to the Corporation's defined benefit pension plan, the Corporation has a Postretirement Medical Benefits Plan consisting of defined benefit medical coverage for pre-1993 retirees and defined contribution medical coverage for post-1992 retirees who were active employees on December 31, 1992. The pre-1993 retiree program covers all employees who had retired under the Corporation's pension plan as of December 31, 1992. The post-1992 retiree program covers all full time active employees as of December 31, 1992 who retire under the Corporation's pension plan thereafter. Employees who joined the Corporation after December 31, 1992 are not eligible for participation in either program under the postretirement medical benefits plan.

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

              Use of the healthcare spending account may be limited by the Corporation prior to a change in control (defined in the same manner as in the Supplemental Executive Retirement Plan). Upon the occurrence of a change in control, the amounts in the healthcare spending accounts become vested for all active employees and retirees.

              All current salaried executive officers of the Corporation, upon their retirement, will be covered under the post- 1992 retiree program. The spending account credit balances determined as of December 31, 1996 (without interest to be credited thereafter) for each of them are as follows: R. W. Wiltshire, Jr. - $31,607, W.
              B. Wiltshire - $32,377, G. T. Richardson - $29,294, and H. D. Garnett - $29,294.

              The Corporation is self insured with respect to benefits under the postretirement medical benefits plan.

       (g)    Compensation of Directors

              All directors of the Corporation (other than Messrs. L. W. Richardson, R. W. Wiltshire, J. M. Wiltshire, Jr., and Hancock and Mrs. Hoppes) are salaried executive officers. Messrs. L. W. Richardson, R. W. Wiltshire and J. M. Wiltshire, Jr. have retired as salaried executive officers of the Corporation and the Life Company on December 31, 1987, September 6, 1993, and December 31, 1995, respectively. In consideration of their past services to the Corporation and the Life Company, the Corporation agreed to pay L. W. Richardson (more than 42 years of continuous service) $30,000 per year, R. W. Wiltshire (more than 47 years of continuous service) $90,000 per year and J. M. Wiltshire, Jr. (more than 27 years of continuous service) $25,000 per year, in addition to their respective annual benefits of $34,109, $55,002 and $33,936 under the Corporation's pension plan. The Corporation's agreements with each of them provide that they will not compete with the Corporation or its subsidiaries, directly or indirectly, on a full time or a part time or on a consulting or advisory basis. L.

              W. Richardson also is a participant in the pre-1993 retiree program under the Corporation's postretirement medical benefits plan. R. W. Wiltshire and J. M. Wiltshire, Jr. are each participants in the post-1992 retiree program under the plan and have spending account credit balances as of December 31, 1996, after payment of premiums subsequent to their retirement, of $39,020 and $32,687, respectively. (See "Pension, Supplemental Executive Retirement, and Postretirement Medical Benefits Plans" in Item 11(f)). Effective January 1, 1996, J. M. Wiltshire, Jr. entered into a two-year consulting arrangement with the Corporation to provide consulting services as a non-employee at $50 per hour for 20 hours per week. The Corporation may discontinue this arrangement at any time. Mr. Hancock is a partner in the law firm of Mays & Valentine. The amount of legal fees paid to that firm by the Corporation and its subsidiaries and affiliates in 1996, including amounts for legal services provided by Mr. Hancock, did not exceed 5% of the firm's gross revenues for its last fiscal year. No director of the Corporation receives any additional compensation in the form of directors' fees or otherwise for attendance at meetings of the Board or committees thereof, or other services performed solely in his or her capacity as a director.

       (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

              (1)   Not applicable
              (2) The Corporation's Supplemental Executive Retirement Plan and Postretirement Medical Benefits Plan contain provisions for payments to the Corporation's executive officers upon a "change of control" as defined in the Plans. See the description of these plans under "Pension, Supplemental Executive Retirement and Postretirement Medical Benefits Plans in Item 11(f).

       (i)    Not applicable

       (j)    Board of Director Interlocks and Insider Participation

              The Corporation has no formal compensation committee, and all final decisions as to executive officer compensation are made by the entire Board of Directors. All members of the Board of Directors, except Mrs. Hoppes, are present or retired officers of the Corporation. Messrs. R. W. Wiltshire, Jr., W. B. Wiltshire,
              G. T. Richardson and Garnett are salaried executive officers of the Corporation. Messrs. R. W. Wiltshire and J. M. Wiltshire, Jr. have retired as employees of the Corporation and now serve as unsalaried executive officers in the capacities of Chairman of the Board and Secretary, respectively. L. W. Richardson is a retired executive officer of the Corporation. Mr. Hancock is an unsalaried executive officer of the Corporation and a partner in the law firm of Mays & Valentine which is general counsel to the Corporation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          (a) and (b) As of December 31,1996, 5,181,165 shares of Class A Common Stock of the Corporation, constituting 64.3% of the 8,060,660 shares then outstanding, were held by trustees under a voting trust agreement dated as of May 1, 1984, which, by virtue of a voting trust extension agreement dated as of May 1, 1987, continues in force until May 11, 1997 (1984 Voting Trust), unless earlier terminated pursuant to its terms. The Voting Trustees, each of whom is a director of the Corporation and the Life Company are R. W. Wiltshire, L. W. Richardson, R. W. Wiltshire, Jr., G. T. Richardson, and D. N. Hoppes (together, the Trustees). Their mailing address is 3901 West Broad Street, Richmond, Virginia 23230. The Trustees are given exclusive voting power of the Class A Common Stock subject to the 1984 Voting Trust, but must vote or execute consents in accordance with the instructions of the holders of voting trust certificates with respect to any action submitted to a vote of the holders of Class A Common Stock as to which a majority of the Trustees then in office favor an affirmative vote, where such action, if approved by the holders of Class A Common Stock in accordance with and to the extent required by law and the Corporation's Articles of Incorporation, would result in: (a) the increase or decrease of the authorized number of shares of Class A Common Stock; (b) an exchange, reclassification, or cancellation of all or part of the shares of Class A Common Stock; (c) an exchange, or right of exchange, of all or any part of the shares of another class into the shares of Class A Common Stock; (d) any change that may be adverse to the designations, preferences, limitations, voting rights or relative to other rights of any nature of the shares of Class A Common Stock; (e) any change of the shares of Class A Common Stock into a different number of shares of the same class or into the same or a different number of shares, either with or without par value, of other classes of stock; (f) the creation of a new class of stock, or change of a class with subordinate and inferior rights into a class having rights and preferences prior and superior to shares of Class A Common Stock, or any increase of the rights and preferences of any class having rights and preferences prior or superior to shares of Class A Common Stock; (g) any limitation or denial of preemptive rights of shares of Class A Common Stock; (h) the sale, lease, exchange, mortgage, pledge or other disposition of all, or substantially all, the property and assets of the Corporation; (i) the merger or consolidation of the Corporation with or into any other corporation, or of any other corporation with or into the Corporation; or (j) the dissolution of the Corporation. If a majority of the Trustees shall oppose any such matter, the Trustees need not solicit, obtain or follow directions from the holders of the voting trust certificates, and such majority of Trustees opposing any such proposal are authorized and empowered to vote all the shares of Class A Common Stock held by the Trustees under the 1984 Voting Trust against such proposal. A majority vote of the Trustees controls actions to be taken by them; they may vote in person or by proxy to another Trustee with or without direction how to vote. They may vote for themselves as directors and officers of the Corporation and fix their compensation provided it be commensurate with the duties and responsibilities of the office or position held. They may name successor trustees in event of death, resignation, removal from the Commonwealth of Virginia or incapacity of any Trustee. They receive no compensation for their services as Trustees. In the event that by virtue of a stock dividend, stock split, reclassification of stock or subscription, the Trustees receive further Class A Common Stock, it is to be held by them subject to all of the provisions of the 1984 Voting Trust. In the event that as a result of any merger, consolidation, sale of assets or property, exchange or other cause, the shares of Class A Common Stock of the held by the Trustees should be converted into and become shares of another corporation, the 1984 Voting Trust shall be terminated automatically unless the amount of voting stock in such other corporation received as a result of the conversion would thereafter represent more than one-third of the issued and outstanding voting stock of such other corporation if it has no class of stock registered under the Securities Exchange Act of 1934, or more than one-twentieth of the issued and outstanding voting stock of such other corporation if it has a class of stock so registered, in either of which cases the 1984 Voting Trust shall continue in force according to its terms.

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

              As of December 31, 1996, the Trustees under the 1984 Voting Trust beneficially owned, directly or indirectly, voting trust certificates evidencing an aggregate of 1,199,760 shares of Class A Common Stock subject thereto, as well as another 280,437 shares of Class A Common Stock that are not subject to the 1984 Voting Trust.

              The following table shows as of December 31, 1996, the beneficial ownership of all Class A and Class B Common Stock by each director of the Corporation, and the beneficial ownership of the Corporation's Class A Common Stock by any other person or entity known to the Corporation to own more than 5% of the outstanding shares of such class. The Corporation has no executive officers who are not directors. The amounts shown for Class A Common Stock include beneficial ownership evidenced by voting trust certificates of the 1984 Voting Trust, but exclude Class A shares held by the Trustees thereunder.


                                    DIRECTORS
                                    ---------

                                         TITLE OF AMOUNT              PERCENT OF
    NAME OF DIRECTOR          CLASS     BENEFICIALLY OWNED(1)          CLASS(2)
    ----------------          -----     ---------------------         ----------
    H. D. Garnett             Class A          --                           --
                              Class B       2,600 (3)                        *
    W. G. Hancock             Class A      89,560 (4)(5)(6)               1.11
                              Class B           4                            *
    D. N. Hoppes              Class A      13,536 (7)(8)(9)                  *
                              Class B       7,264 (8)                        *
    G. T. Richardson          Class A     291,475 (7)(9)(10)              3.62
                              Class B      11,774                            *
    L. W. Richardson          Class A     349,324 (4)(7)(9)(10)(11)       4.33
                              Class B      89,179 (4)(11)                    *
    J. M. Wiltshire, Jr.      Class A           -                           --
                              Class B       6,000                            *
    R. W. Wiltshire           Class A     788,752 (4)(7)(9)(12)           9.79
                              Class B         660 (12)                       *
    R. W. Wiltshire, Jr.      Class A      37,110 (7)(9)(12)                 *
                              Class B      32,679 (4)(12)                    *
    W. B. Wiltshire           Class A      36,950 (9)(12)                    *
                              Class B      21,786 (4)(12)                    *
    All directors as a group  Class A   1,606,707                        19.93
                              Class B     171,946                         1.91

                            5% CLASS A STOCKHOLDERS
                      (OTHER THAN DIRECTORS AND TRUSTEES)

                                                 AMOUNT
       NAME AND ADDRESS OF                     BENEFICIALLY       PERCENT OF
       5% CLASS A STOCKHOLDER                   OWNED (1)            CLASS
       ----------------------                   ---------         --------

     Dixie Company (13)                        2,373,552  (8)(9)    29.45
     PO Box 12312
     Richmond, Virginia 23241-0312

     Estate of Mary Morton Parsons(14)         1,174,427  (9)       14.57
     PO Box 85678
     Richmond, Virginia 23285-5678

              (1)   Beneficial  ownership has been determined in accordance with
                    Rule 13d-3 under the Securities Exchange Act of 1934.
              (2)   Where an asterisk is shown, the percentage is less than 1%.
              (3) All of the Class B shares shown for Mr. Garnett are owned jointly with his wife.
              (4) Includes an aggregate of 26,240 shares of Class A (of which 22,696 shares are evidenced by voting trust certificates of the 1984 Voting Trust) and 12,710 shares of Class B Common Stock held by directors as trustees or custodians for the benefit of children (that are not described in other footnotes to this table), or by their wives, and with
                    respect  to  which  beneficial   ownership  is  or  will  be
                    disclaimed by individual directors in ownership reports filed with the Securities and Exchange Commission.
              (5) The ownership shown for Mr. Hancock excludes 188,800 shares of Class A Common Stock held in trust for the benefit of his mother, with remainder to her issue, in which Mr. Hancock has a vested one-third beneficial interest subject to partial divestment upon any further children of his mother.
              (6) Includes 2,400 shares of Class A Common Stock held by Mr. Hancock and his brother and sister as trustees under inter vivos trusts created by their mother for the benefit of her six grandchildren, three of whom are children of Mr. Hancock.
              (7) 5,181,165 shares of Class A Common Stock constituting 64.3% of the 8,060,660 shares outstanding are held by R. W. Wiltshire, L. W. Richardson, R. W. Wiltshire, Jr., G. T. Richardson and D. N. Hoppes, as Trustees under the 1984 Voting Trust.
              (8) All of the voting trust certificates for Class A shares and the Class B shares are held of record by Dixie Company and may be acquired by Mrs. Hoppes pursuant to her power to revoke an inter vivos trust. Such voting trust certificates are also included in the table for Dixie Company.
              (9) Some portion or all of the Class A shares shown for each of the indicated directors or stockholders are subject to the 1984 Voting Trust, and their beneficial ownership as to those shares is evidenced by voting trust certificates that have been issued to them thereunder. The number of Class A shares deposited in the 1984 Voting Trust by each of them is as follows: D. N. Hoppes - 13,536; G. T. Richardson - 258,448; L. W. Richardson - 330,860; R. W. Wiltshire - 586,276; R. W. Wiltshire, Jr. - 10,640; W. B. Wiltshire -10,492; Dixie Company - 2,313,656; and Estate of Mary Morton Parsons - 1,174,427.
              (10) Includes voting trust certificates for 235,138 shares of Class A Common Stock held by a trust of which G. T. Richardson is one of two trustees sharing voting and investment power. L. W. Richardson has a contingent one-half remainder interest in the assets of the trust. The ownership shown includes all such shares for G. T. Richardson and excludes all such shares for L. W. Richardson.
              (11) Includes 4,253 shares of Class A Common Stock, voting trust certificates for 25,538 shares of Class A Common Stock subject to the 1984 Voting Trust and 37,712 shares of Class B Common Stock held by Mr. Richardson, as trustee with sole voting and shared investment power, for the benefit of a member of his immediate family.
              (12) 141,804 shares of Class A Common Stock, voting trust certificates for 94,976 shares of Class A Common Stock subject to the 1984 Voting Trust and 660 shares of Class B Common Stock are held by the Estate of Essie Lee Wiltshire for the life of R. W. Wiltshire with a vested remainder interest in the children of R. W. Wiltshire. R. W. Wiltshire is the sole executor of the Estate of Essie Lee Wiltshire. During the life of R. W. Wiltshire the income from the foregoing shares is paid to his children. In addition, R. W. Wiltshire has a life estate in voting trust certificates evidencing 450,524 shares of Class A Common Stock subject to the 1984 Voting Trust, with remainder to his children. R. W. Wiltshire, Jr. and W. B. Wiltshire have vested one-fourth beneficial interests in all of the foregoing shares, subject to partial divestment upon any further children of R. W. Wiltshire. The ownership shown includes such shares for R. W. Wiltshire and excludes all such shares for R. W. Wiltshire, Jr. and W. B. Wiltshire.

                    Both R. W. Wiltshire, Jr. and W. B. Wiltshire also have the same vested one-fourth remainder interests subject to partial divestment in voting trust certificates for 17,528 Class A shares and 123,308 shares of Class B Common Stock in which various children and grandchildren of R. W. Wiltshire residing in other households have an interest for his life. The ownership shown for R. W. Wiltshire, R. W. Wiltshire, Jr. and W. B. Wiltshire does not reflect any of such shares, except in the case of R. W. Wiltshire, Jr. for voting trust certificates evidencing 8,764 Class A shares held by him for his own benefit and 26,445 Class B shares held by him as custodian for his minor children and, in the case of W. B. Wiltshire, for voting trust certificates evidencing 8,764 Class A shares held by him for his own benefit and 17,630 Class B shares held by him as custodian for his minor children.
              (13) Dixie Company is the nominee of Jefferson National Bank, Richmond, Virginia, which holds 59,896 Class A shares and voting trust certificates for another 2,313,656 Class A shares in a number of fiduciary accounts that it administers (including voting trust certificates for 13,536 Class A shares previously reported in the table for Mrs. Hoppes).
              (14) Clinton Webb and NationsBank, N.A., Richmond, Virginia are the co-executors of the Estate of Mary Morton Parsons.

       (c) Other than the Merger Agreement, the Corporation has no knowledge of any contractual arrangement which may at a subsequent date result in a change of control of the Corporation, except that the 1984 Voting Trust will expire on the earlier of (i) consummation of the Merger or (ii) May 11, 1997.

ITEM 13.  Certain Relationships and Related Transactions

       (a) On September 4, 1996, the Corporation repurchased 150,000 shares of its Class A Common Stock at a price of $3,526,500, or $23.51 per share, from an inter vivos trust created by George L. Richardson prior to his death. At the time of the repurchase, the Estate of George L. Richardson was the beneficial owner of more than 5% of the Corporation's outstanding Class A Common Stock. G.
              T. Richardson, a director and executive officer of the Corporation, is a co-executor of the estate and co-trustee of the trust. L. W. Richardson, a director of the Company, and G. T. Richardson are beneficiaries of the estate. On September 27, 1996, the Corporation repurchased voting trust certificates for 86,110 shares of its Class A Common Stock at a price of $2,098,931 or $24.375 per share from Lee R. Jones who is the sister of L. W. Richardson. Lee R. Jones received such voting trust certificates as a distribution from the Estate of George L. Richardson. In the case of each of the above purchases, the price paid by the Corporation was below the then applicable bid price for the Corporation's Class B Common Stock in the over-the-counter market, and the Board of Directors determined that reacquisition of the shares was in the best interest of the Corporation and its stockholders when compared with alternative investments available to the Corporation. Immediately upon their reacquisition, all of the shares became authorized but unissued shares under Virginia law.
       (b)    W. G.  Hancock  is a partner  in the law firm of Mays &  Valentine
              which  provided   legal   services  as  general   counsel  to  the
              Corporation and its subsidiaries and affiliates during 1996, and is expected to serve in the same capacity in 1997. The amount of
              legal  fees  paid  to  that  firm  by  the   Corporation  and  its
              subsidiaries and affiliates for 1996 did not exceed 5% of the firm's gross revenues for its last full fiscal year.

       (c)    Not applicable.

       (d)    Not applicable.

                                    PART  IV



ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)    1. and 2.  -  Financial Statements and Financial Statement
              Schedules

              The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules on page 23 are filed as part of this annual report.

              3.  Exhibits

              The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

       (b)    Reports on Form 8-K

              The Corporation filed a Report on Form 8-K dated December 27, 1996 with the Securities and Exchange Commission reporting on Item 1, Changes in Control of Registrant to reflect the Agreement and Plan of Merger with American General Corporation and AGC Life Insurance Company and Home Beneficial Corporation.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8 AND ITEMS 14(a)(1) and (2)

                       INDEX OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                          HOME BENEFICIAL CORPORATION

                               RICHMOND, VIRGINIA

                          HOME BENEFICIAL CORPORATION
                         Index to Financial Statements
                       and Financial Statement Schedules
                      (Item 8 and Items 14(a)(1) and (2))

                                                                           Page

The following consolidated financial statements of Home Beneficial Corporation are in response to the requirements of Item 8:

    Report of Ernst & Young LLP, Independent Auditors                       24

    Consolidated Balance Sheet
        -- December 31, 1996 and 1995                                     25-26

    Consolidated Statement of Income
        -- Years ended December 31, 1996, 1995, and 1994                    27

    Consolidated Statement of Retained Earnings
        -- Years ended December 31, 1996, 1995, and 1994                    28

    Consolidated Statement of Cash Flows
        -- Years ended December 31, 1996, 1995, and 1994                    29

    Notes to Consolidated Financial Statements
        -- December 31, 1996                                              30-36

The following financial statement schedules of Home Beneficial Corporation are in response to the requirements of Item 14 (a)(1) and (2):

    Schedule I - Summary of Investments - Other Than Investments
       in Related Parties                                                   37

    Schedule II - Condensed Financial Information of Registrant           38-40

    Schedule IV - Reinsurance                                               41

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders Home Beneficial Corporation

We have audited the accompanying consolidated balance sheets of Home Beneficial Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Beneficial Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      /S/ ERNST & YOUNG LLP

Richmond, Virginia
February 7, 1997

                          HOME BENEFICIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995



                                                              1996        1995
                                                                (In millions)
ASSETS

INVESTMENTS - Note 2

   Securities available-for-sale at fair value
     Fixed maturities (amortized cost: 1996,  $751.0;
     1995, $744.0)........................................ $   779.4   $   795.7
     Equities (cost: 1996, $8.5; 1995, $8.7)                    34.7        29.5
   Mortgage loans on real estate..........................     375.0       339.8
   Policy loans...........................................      55.0        54.5
   Short-term investments.................................      31.4        41.1
   Other..................................................       9.8         6.2
                                                           ---------   ---------
       Total investments..................................   1,285.3     1,266.8

CASH   ...................................................       1.0         3.1

RECEIVABLES ..............................................      26.3        23.0

DEFERRED POLICY ACQUISITION COSTS.........................     102.4        99.3

PROPERTY AND EQUIPMENT AT COST
   (less accumulated depreciation: 1996, $8.2; 1995, $7.4)       6.1         6.9

DEFERRED CHARGES AND OTHER ASSETS.........................       2.4         4.3
                                                           ---------   ---------
                                                           $ 1,423.5   $ 1,403.4
                                                           =========   =========

See accompanying notes.

                          HOME BENEFICIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995



                                                                    1996       1995
                                                                     (In millions)
LIABILITIES

Policy liabilities and accruals - Note 1
   Future policy benefits.................................        $  682.3  $  672.3
   Unearned premiums......................................            26.6      26.3
   Policy claims and benefits payable.....................            12.7      10.8
                                                                  --------  --------
     Total policy liabilities and accruals................           721.6     709.4

Other policyholder funds..................................            74.8      71.5

Income taxes - Notes 2 and 5..............................            17.0      21.0

Other liabilities.........................................            61.5      59.4
                                                                  --------  --------

     Total liabilities....................................           874.9     861.3

COMMITMENTS AND CONTINGENT LIABILITIES - Note 3

STOCKHOLDERS' EQUITY - Notes 2, 6 and 7

   Capital stock
   Class A Common Stock, Voting, $.3125 par value, 12,800,000 shares authorized; 8,060,660 issued at December 31, 1996
   and 8,446,200 issued at December 31, 1995                           2.5       2.6

   Class B  Common  Stock,  Non-Voting,  $.3125  par  value,
   19,200,000  shares authorized; 8,992,910 issued at December 31,
   1996 and at December 31, 1995..........................             2.8       2.8
                                                                  --------  --------

     Total capital stock..................................             5.3       5.4

   Unrealized gains on securities available-for-sale less
   deferred income taxes..................................            36.6      48.2

   Retained earnings......................................           506.7     488.5
                                                                  --------  --------

     Total stockholders' equity...........................           548.6     542.1
                                                                  --------  --------

                                                                  $1,423.5  $1,403.4
                                                                  ========  ========



See accompanying notes.

                          HOME BENEFICIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                               1996          1995         1994
                                                              (In millions except per share data)
REVENUES

   Premiums...............................................   $ 117.6        $114.0       $116.1
   Net investment income - Note 2.........................      96.3          88.1         84.8
                                                             -------        ------       ------
       Total revenues.....................................     213.9         202.1        200.9


BENEFITS, CLAIMS AND EXPENSES

   Benefits and claims....................................      94.7          92.8         91.1
   Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs          17.1          12.3         13.2
     Commission and related sales expenses................       8.3          11.7         11.3
     General, administrative and other....................      29.6          27.2         29.7
                                                             -------        ------       ------
       Total benefits, claims and expenses................     149.7         144.0        145.3
                                                             -------        ------       ------

INCOME BEFORE INCOME TAXES................................      64.2          58.1         55.6


INCOME TAXES - Note 5
   Current................................................      21.5          19.9         18.5
   Deferred...............................................        .3            .3           .9
                                                             -------        ------       ------

       Total income taxes.................................      21.8          20.2         19.4
                                                             -------        ------       ------

NET INCOME................................................   $  42.4        $ 37.9       $ 36.2
                                                             =======        ======       ======


NET INCOME PER SHARE OF COMMON STOCK
   (Average shares outstanding: 1996, 17,244,257; 1995,
   17,528,836; and 1994, 17,757,315) - Note 6                $  2.46        $ 2.16       $ 2.04
                                                             =======        ======       ======


See accompanying notes.

                          HOME BENEFICIAL CORPORATION
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                              1996         1995         1994
                                                             (In millions except per share data)
Balance at beginning of year..............................  $488.5        $467.9       $453.4

Additions (deductions)
   Net income.............................................    42.4          37.9         36.2
   Dividends paid to stockholders (per share: 1996, $.87;
     1995, $.83; 1994, $.795).............................   (15.0)        (14.5)       (14.1)
   Purchase and retirement of Class A and Class B
     Common Stock - Note 6................................    (9.2)         (2.8)        (7.6)
                                                            ------        ------       ------

Balance at end of year....................................  $506.7        $488.5       $467.9
                                                            ======        ======       ======


See accompanying notes.

                          HOME BENEFICIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                        1996          1995       1994
                                                                                 (In millions)
Increase (Decrease) in Cash

Operating Activities
   Net income ............................................            $ 42.4       $  37.9       $  36.2
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization........................               1.4           1.4           1.4
     Amortization of discount and premiums on
       investments, net...................................              (1.4)         (1.4)          (.9)
     Increase in policy liabilities and accruals                        12.2          12.6          10.7
     Increase (decrease) in income tax liability                         2.4            .9           (.9)
     Policy acquisition costs deferred....................             (20.2)        (15.3)        (13.1)
     Amortization of deferred policy acquisition costs                  17.1          12.3          13.2
     Realized investment (gains) .........................              (6.9)           --            --
     Other................................................              (1.3)         ( .9)          1.6
                                                                      ------       -------       -------
       Net cash provided by operating activities                        45.7          47.5          48.2

Investing Activities
   Proceeds from sales, calls or maturities of investments
     Securities available-for-sale........................             160.0         125.8         259.2
     Mortgage loans on real estate........................              39.7          35.4          44.4
     Policy loans.........................................              12.7          11.2          10.6
     Short term investments, net..........................               9.7            --           3.0
     Real estate..........................................               5.8            --            --
     Other................................................                .4            .7            --
                                                                      ------       -------       -------
       Total proceeds.....................................             228.3         173.1         317.2
                                                                      ------       -------       -------

   Costs of investments acquired
     Securities available-for-sale........................            (160.2)       (149.0)       (273.1)
     Mortgage loans on real estate........................             (74.8)        (37.1)        (66.4)
     Short term investments, net..........................                --          (8.6)           --
     Policy loans.........................................             (13.2)        (12.2)        (11.3)
     Other................................................              (6.9)          (.5)         (1.7)
                                                                      ------       -------       -------
       Total costs........................................            (255.1)       (207.4)       (352.5)
                                                                      ------       -------       -------
         Net cash used in investing activities                         (26.8)        (34.3)        (35.3)

Financing Activities
   Dividends paid.........................................             (15.0)        (14.5)        (14.1)
   Purchase of Class A and Class B Common Stock                         (9.3)         (2.8)         (7.7)
   Other..................................................               3.3           5.5           4.6
                                                                      ------       -------       -------
     Net cash used in financing activities................             (21.0)        (11.8)        (17.2)
                                                                      ------       -------       -------

Net (decrease) increase in cash...........................              (2.1)          1.4          (4.3)
Cash at beginning of year.................................               3.1           1.7           6.0
                                                                      ------       -------       -------
Cash at end of year.......................................            $  1.0       $   3.1       $   1.7
                                                                      ======       =======       =======
Supplemental disclosure of cash flow information
   Income tax payments....................................            $ 19.2       $  20.4       $  20.3
                                                                      ======       =======       =======



See accompanying notes.

                          HOME BENEFICIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation -- The consolidated financial statements include the accounts of the Corporation, its principal subsidiary, Home Beneficial Life Insurance Company (the Life Company), and its other subsidiaries. All significant inter-company accounts and transactions are eliminated. The Corporation is engaged predominantly in the life and accident and health insurance business.

Basis of Presentation -- The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP), which reflect certain major adjustments to the Life Company's financial statements as filed with insurance regulatory authorities (statutory basis). The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported herein. Such estimates and assumptions could change in the future as more information becomes known. See Note 7.

Investments --The Corporation's entire fixed maturity (bonds and redeemable preferred stocks) and equity (non-redeemable preferred and common stocks) securities are classified as available-for-sale. Accordingly, these securities are reported at estimated fair value with related unrealized gains and losses
(net of deferred taxes) reported as a separate component of stockholders' equity. Mortgage loans on real estate are reported at cost, adjusted where appropriate for amortization of premium or discount. Short-term investments are reported at cost and policy loans are reported at unpaid balances. Realized investment gains and losses are included as a component of net investment income. The cost of investments sold is generally determined under the specific identification method.

Fair Value Disclosures -- The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial investments:
The carrying amounts of cash and short-term investments reported in the balance sheet approximate their fair values. Fair values for fixed maturity securities (including redeemable preferred stocks) are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet. The fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair values for the Corporation's liabilities under investment-type insurance contracts (included with policy liabilities and accruals in the balance sheet) approximate recorded values. See
Note 2.

Revenues, Benefits, Claims, and Expenses

Traditional Life Insurance Products -- Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life and limited-payment life insurance policies. Premiums are recognized as revenues when due. Liabilities for policy benefits and expenses for traditional life insurance policies are computed using a net level premium method including assumptions as to investment yields, mortality, withdrawals, and other assumptions which were appropriate at the time the policies were issued based on the Life Company's experience modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. Investment yield assumptions are graded and range from 9% to 3% and the weighted average assumed investment yield was approximately 4 1/2% for 1996. Unearned premiums include certain deferred profits on limited-payment policies which are being recognized in income over the estimated lives of the policies.

Interest-Sensitive Insurance Products -- Premiums for interest-sensitive policies are recorded in a policyholder account as a liability. Premium revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and policy administration. Surrender benefits reduce the account value. Policy benefits and claims that are charged to expense include interest credited to policyholder accounts and benefit claims incurred in excess of the account balances. Interest credit rates for interest-sensitive insurance products range from 6% to 5.4%. A liability equal to the current value of the policyholder accounts is included in other policyholder funds in the balance sheet.

Deferred Policy Acquisition Costs -- The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs, which generally vary with and are primarily related to the production of new business, have been deferred to the extent such costs are deemed recoverable from future premiums. Costs deferred related to traditional life insurance are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefits. Costs deferred related to interest-sensitive policies are being amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment and expense margins.

Income Taxes -- Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under that method, deferred tax assets and liabilities are determined based on the difference between their financial reporting and their tax bases and are measured using the enacted tax rates.

2. INVESTMENT OPERATIONS

The following is a summary of available-for-sale securities at December 31, 1996:


                                                        Cost or       Gross         Gross      Estimated
                                                       Amortized    Unrealized    Unrealized     Fair
                                                         Cost         Gains         Losses      Value
                                                                          (In millions)
US Treasury securities and obligations of US
  government corporations and agencies                 $   29.9      $   2.7      $     --     $  32.6
Obligations of states and political subdivisions          381.4         12.2            .9       392.7
Debt securities issued by foreign governments              21.5          1.0            --        22.5
Corporate securities                                      318.2         13.9            .5       331.6
                                                       --------      -------      --------     -------
    Total fixed maturities                                751.0         29.8           1.4       779.4
Equity securities                                           8.5         26.5            .3        34.7
                                                       --------      -------      --------     -------

      Total                                            $  759.5      $  56.3      $    1.7     $ 814.1
                                                       ========      =======      ========     =======



The following is a summary of available-for-sale securities at December 31, 1995:



                                                           Cost or      Gross       Gross     Estimated
                                                          Amortized   Unrealized  Unrealized     Fair
                                                            Cost        Gains      Losses       Value
                                                                               (In millions)
US Treasury securities and obligations of US
   government corporations and agencies                   $  31.2        $ 4.9      $  --        $ 36.1
Obligations of states and political subdivisions            350.2         20.0         .7         369.5
Debt securities issued by foreign governments                22.2          1.8         --          24.0
Corporate securities                                        340.4         26.6         .9         366.1
                                                          -------        -----      -----        ------
    Total fixed maturities                                  744.0         53.3        1.6         795.7
Equity securities                                             8.7         20.8         --          29.5
                                                          -------        -----      -----        ------
      Total                                               $ 752.7        $74.1      $ 1.6        $825.2
                                                          =======        =====      =====        ======

The amortized cost and estimated fair value of fixed maturities, by contractual maturity, and equities available-for-sale at December 31, 1996, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Cost or          Estimated
                                           Amortized           Fair
                                              Cost            Value
                                                 (In millions)
Due in one year or less                    $  23.1           $  23.5
Due after one year through five years        223.2             231.0
Due after five years through ten years       449.3             465.8
Due after ten years                           47.2              49.3
                                           -------           -------
                                             742.8             769.6
US government mortgage backed securities       8.2               9.8
Equities                                       8.5              34.7
                                           -------           -------
  Total                                    $ 759.5           $ 814.1
                                           =======           =======






The carrying amounts and fair values of the Corporation's investments in mortgage loans on real estate and policy loans were as follows at December 31, 1996 and 1995:

                                       1996                       1995
                                           Estimated                  Estimated
                               Carrying       Fair         Carrying     Fair
                               Amount        Value          Amount      Value
                                                   (In millions)
      Commercial mortgages    $ 179.6      $ 183.4         $172.0      $186.6
      Residential mortgages     195.4        189.8          167.8       176.7
                              -------      -------         ------      ------
                              $ 375.0      $ 373.2         $339.8      $363.3
                              =======      =======         ======      ======
      Policy loans            $  55.0      $  54.0         $ 54.5      $ 55.0
                              =======      =======         ======      ======

Details of net investment income for the three years ended December 31, 1996 are as follows:

                                       1996         1995        1994
                                               (In millions)
      Fixed maturities                $  56.9      $ 55.4      $ 54.0
      Equity securities                    .8          .9         1.0
      Mortgage loans on real estate      30.4        28.6        28.3
      Short-term investments              1.9         3.2         1.7
      Realized investment gains           6.9          --          --
      Other                               4.3         4.4         4.1
                                      -------      ------      ------
        Total investment income         101.2        92.5        89.1
      Investment expenses                (4.9)       (4.4)       (4.3)
                                      -------      ------      ------
        Net investment income         $  96.3      $ 88.1      $ 84.8
                                      =======      ======      ======

Realized investment gains (losses) and unrealized investment gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities, equity securities and other investments for the three years ended December 31, 1996 are summarized below:



                                                             Investment Gains (Losses)
                                                  ---------------------------------------------
                                                  Realized     Change in Unrealized         Net
                                                                 (In millions)
1996
Fixed maturities available-for-sale              $  (2.5)           $  (15.1) (1)          $ (17.6)
Equity securities available-for-sale                 7.8                 3.5  (2)             11.3
Other                                                1.6                  --                   1.6
                                                 -------            --------               -------
                                                 $   6.9            $  (11.6)              $  (4.7)
                                                 =======            ========               =======
(1)Net of $8.2 deferred income tax benefit.
(2)Net of $1.9 deferred income taxes.

1995
Fixed maturities available-for-sale              $  (1.6)           $   50.7  (1)          $  49.1
Equity securities available-for-sale                 1.6                 4.1  (2)              5.7
Other                                                 --                  --                    --
                                                 -------            --------               -------
                                                 $    --            $   54.8               $  54.8
                                                 =======            ========               =======
(1)Net of $27.4 million deferred income taxes.
(2)Net of $2.2 million deferred income taxes.

1994
Fixed maturities available-for-sale                $(5.9)           $  (49.4) (1)          $ (55.3)
Equity securities available-for-sale                 5.9                (3.8) (2)              2.1
Other                                                 --                  --                    --
                                                --------            --------               -------

                                                $     --            $  (53.2)              $ (53.2)
                                                ========            ========               =======

(1)Net of $9.2 million  deferred income tax benefit.
(2)Net of $2.1 million deferred income tax benefit.

Proceeds from the sales of available-for-sale securities during 1996 were $93.1 million. Gross investment losses of $2.3 million were realized on those sales, and there were no gross investment gains realized. 1995 proceeds from the sales of available-for-sale securities were $80.7 million and gross investment gains and gross investment losses of $0.1 million and $1.9 million were realized on those sales, respectively.

As of December 31, 1996, approximately 52% of the mortgage loans on real estate were on single family homes and 48% were on commercial properties such as apartments, shopping centers, office buildings and warehouses. Approximately 73% and 12%, respectively, of the mortgage loans are on properties geographically dispersed throughout Virginia and North Carolina. The Corporation manages the credit risk on its mortgage loan portfolio by, among other items, generally restricting loan to collateral value ratios to a maximum of 75% at the time the loan is made, limiting the total amount of loans outstanding by individual borrower and monitoring the type of loans and extent of geographic concentration within the region in which the Life Company operates.

No investment in any person or affiliates of the Corporation exceeded ten percent of stockholders' equity at December 31, 1996.

3. REINSURANCE

Future policy benefits and claims are stated after deducting benefits applicable to life insurance reinsured by other companies. The contingent liability for such deducted benefits was less than 1% of future policy benefits at December 31, 1996. Premiums related to such reinsurance are insignificant.

The Life Company participates in two group life insurance programs as a reinsurer and also assumes reinsurance on a facultative (individual risk) basis from two other life insurance companies. Life insurance assumed relates principally to group life and represented approximately 20% of premium income for 1996 and 17% for 1995 and 1994. Claims incurred under these group life insurance programs approximate the related premium income, and no significant assets or liabilities are required in the balance sheet.

4. PENSION PLAN AND HEALTH AND LIFE INSURANCE BENEFITS

A noncontributory defined benefit pension plan covers substantially all employees. The benefits are based on years of service and the employee's compensation. As of December 31, 1996 and 1995, annuity contracts issued by the Life Company covered benefit obligations of $59.2 million and $60.0 million, respectively, for employees for service prior to 1989 and for all retirees. The following table sets forth the plan's status for employees for service subsequent to 1988 as of the indicated actuarial valuation dates:

                                                                 December 31
                                                                 1996    1995
                                                                (In millions)
Actuarial present value of benefit obligations:
  Vested                                                        $17.3    $15.8
  Non-vested                                                      1.1      1.2
                                                                -----    -----

    Total accumulated benefit obligations                       $18.4    $17.0
                                                                =====    =====

Pension assets at fair value (held in a Deposit Administration
  Contract issued by the Life company to the pension plan)      $18.9    $15.5
                                                                =====    =====

Projected benefit obligation                                    $25.4    $24.3
                                                                =====    =====

Unrecognized net transition asset                               $ 1.1    $ 1.3
                                                                =====    =====

The pension liabilities and reserves are included in future policy benefits which are held by the Life Company and are supported by the general investments of the Life Company.

The weighted-average discount rate used in determining the actuarial present value of the above projected benefit obligations was 7.3% for 1996 and 7% for 1995. The rate of increase used for future compensation was 4 1/2% for both 1996 and 1995.

The components of net pension expense for years ended December 31, 1996, 1995 and 1994 are as follows:

                                                       1996     1995     1994
                                                           (In millions)
Service cost -- benefits earned                       $ 1.7    $1.9     $2.1
Interest cost on projected benefit obligation           1.7     1.4      1.3
Net amortization and deferral                           (.2)    (.2)     (.2)
                                                      -----    ----     ----
    Net pension expense                               $ 3.2    $3.1     $3.2
                                                      =====    ====     ====

Supplemental retirement benefits are provided to certain highly compensated participants under non-qualified plans. Such individuals were designated by the Board of Directors to receive supplemental retirement payments in addition to their retirement benefits from the qualified retirement plans described above. In addition, one of these plans provides for benefits which would have been available from the qualified plans except for Internal Revenue Code limits on compensation which can be counted in the benefit calculations.

In addition to the above plans, the Corporation has two postretirement plans -- a medical plan (consisting of defined benefit medical coverage for pre-1993 retirees and defined contribution medical coverage for post-1992 retirees who were active employees on December 31, 1992) and a life insurance plan. The pre-1993 retiree medical benefits program covers all employees who had retired under the Corporation's pension plan as of December 31, 1992. The post-1992 retiree medical benefits program covers all employees who were full time active at December 31, 1992 and who retire under the Corporation's pension plan after December 31, 1992. Employees who joined the Corporation after December 31, 1992 are not eligible for participation in either program under the postretirement medical benefits plan. The postretirement life insurance benefits plan covers all employees who retire under the Corporation's pension plan.

The pre-1993 retiree medical benefits program reimburses its participants for actual covered costs subject to specified deductibles and coinsurance. The pre-1993 retiree program is contributory and participant contribution requirements may be increased from time to time and benefits may be modified or terminated by the Corporation. The post-1992 retiree medical benefits program is noncontributory and reimburses its participants for the cost of health insurance and other health care coverage premiums up to a maximum benefit amount determined in accordance with the plan based on years of service as of December 31, 1992. A participant's unused maximum benefit amount for post-1992 retirees determined as of December 31, 1992, is increased for interest only from January 1, 1993 until it is fully expended. The Corporation is self insured with respect to benefits under both the medical and life insurance benefit plans.

The following is an analysis of the Corporation's accrued postretirement benefit obligation for postretirement medical and life insurance benefit plans which is included in other liabilities in the consolidated balance sheet at December 31, 1996 and 1995:

                                                            1996          1995
                                                              (In millions)
Retirees                                                   $26.1         $36.2
Fully eligible active plan participants                     11.4          11.6
Other active plan participants                               7.7           6.5
                                                           -----         -----
    Accumulated postretirement benefit obligation           45.2          54.3
Unrecognized net gain                                       10.7           1.6
                                                           -----         -----
    Accrued postretirement benefit obligation              $55.9         $55.9
                                                           =====         =====

The assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) at December 31, 1996 is 5% for 1997 and subsequent years. At December 31, 1995, the assumed rate of increase was 10.4% to 15% for 1996 decreasing to 5 1/2% over approximately 14 years. The change in the health care cost trend rate assumption resulted in a reduction in the accrued post-retirement benefit obligation at December 31, 1996 of approximately $10.2 million. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2.3 million, and the net periodic postretirement benefit cost for 1996 by $200,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.3% for 1996 and 7% for 1995. Postretirement benefits expense was $2.9 million, $1.6 million and $3.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. This expense primarily represents interest expense on the accumulated postretirement benefit obligation and claims cost.

5. FEDERAL INCOME TAXES

Under the tax law in effect prior to 1984, $78 million has been accumulated in a "Policyholders' Surplus Account" which has not been subject to taxation.
Amounts, if any, distributed to stockholders from the account or exceeding prescribed balance limitations will become taxable at the then current federal income tax rates. Under the present circumstances, the Corporation does not anticipate such account becoming taxable and no provision has been made for the related deferred income taxes of $27.3 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                1996      1995
                                                                (In millions)
Deferred tax assets:
  Postretirement benefit obligation                           $  17.3   $  16.9
  Policy liabilities                                             14.6      16.6
  Other -- net                                                    3.1       2.3
                                                              -------   -------
                                                                 35.0      35.8
Deferred tax (liabilities):
  Deferred policy acquisition expenses                          (28.1)    (27.2)
  Discount on fixed maturities                                   (2.6)     (2.9)
  Unrealized investment gain on available-for-sale securities   (19.0)    (25.4)
  Other -- net                                                   ( .1)     (1.1)
                                                              -------   -------
                                                                (49.8)    (56.6)
      Net deferred tax (liability)                            $ (14.8)  $ (20.8)
                                                              =======   =======

The Corporation is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Corporation will realize the benefit of the deferred tax assets, and therefore, no such valuation allowance has been established.

The provision for income taxes differs from amounts computed by applying the statutory tax rate to income before income taxes, and these differences arise from the following:


                                            1996                    1995                  1994
                                                 Percent of             Percent of           Percent of
                                                  Pre-Tax                 Pre-Tax              Pre-Tax
                                     Amount       Income      Amount      Income    Amount    Income
                                                               (In millions)
Tax computed at the
  prevailing statutory rate           $22.5        35.0%      $20.3        35.0%    $19.4      35.0%
Deduct tax effect of:
  Investment income not taxable         (.5)        (.8)        (.5)        (.8)      (.5)      (.9)
  Other                                 (.2)        (.2)         .3          .5        .5        .8
                                      -----       -----       -----        ----     -----      ----
                                        (.7)       (1.0)        (.2)        (.3)       --       (.1)
                                      -----       -----       -----        ----     -----      ----

Provision for income taxes            $21.8        34.0%      $20.1        34.7%    $19.4      34.9%
                                      =====       =====       =====        ====     =====      ====


6. CAPITAL STOCK

The Corporation purchased 385,540 shares of its Class A Common Stock in 1996 at a cost of $9.3 million. The cost was allocated to reduce Class A Common Stock par value by $.1 million and retained earnings by $9.2 million.

In 1995 the Corporation purchased 30,376 shares of its Class A and 94,624 shares of its Class B Common Stock at a cost of $2.8 million. The cost was allocated to reduce Class A and Class B Common Stock par value by $9 thousand and $30 thousand respectively, and retained earnings by $2.8 million.

In 1994 the Corporation purchased 374,948 shares of its Class B Common Stock at a cost of $7.7 million. The cost was allocated to reduce Class B Common Stock par value and retained earnings by $ 0.1 million and $7.6 million, respectively.

7. STOCKHOLDERS' EQUITY AND RESTRICTIONS

Consolidated stockholders' equity at December 31, 1996 includes $157 million representing GAAP adjustments and minimum statutory capital and surplus requirements of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation.

In addition, the Corporation and the Life Company are subject to the provisions of the Insurance Holding Company Act of the State of Virginia, which governs transactions between the Corporation and the Life Company. The Act, among other things, (1) requires that transactions among affiliates be fair and reasonable, and (2) assures maintenance of reasonable statutory capital and surplus in relation to the insurer's outstanding liabilities and its other financial needs. Also the Act requires the prior approval of the State Corporation Commission for transactions among affiliates that exceed three percent of the insurer's admitted assets or twenty-five percent of the insurer's statutory capital and surplus, whichever is the lesser, and, at December 31, 1996 the maximum amount available under this provision without prior approval approximated $39 million. The payment of dividends in any one year by the Life Company without approval by the State Corporation Commission is limited to the lesser of (1) ten percent of the insurer's prior year end statutory capital and surplus, or (2) prior year statutory net gain from operations before realized capital gains or losses.

On a statutory basis, the net gain from operations before realized capital gains or losses of the Life Company was $29.6 million, $29.4 million and $27.0 million for the years ended December 31, 1996, 1995 and 1994, respectively; and stockholder's equity (capital and surplus) as of December 31, 1996, 1995 and 1994 was $349.3 million, $343.2 million and $328.3 million, respectively.

8.  ACQUISITION

On December 22, 1996, the Corporation's Board of Directors approved the merger of the Corporation with and into AGC Life Insurance Company, a wholly-owned subsidiary of American General Corporation. Subject to shareholder approval and regulatory consents, the transaction is expected to close during the first quarter of 1997.

9.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                    First       Second      Third       Fourth
                                   Quarter      Quarter     Quarter     Quarter
                                      (In millions except for per share data)
   1996
      Premium income               $ 29.3       $ 29.2      $ 29.1     $ 30.0
      Net investment income          22.2         22.3        22.7       22.2
      Realized investment gains        --           --          --        6.9
      Income before income taxes     13.7         14.1        15.4       21.0
      Net income                      9.5          9.1         9.4       14.4
      Net income per share             .54          .53         .55        .84

   1995
      Premium income               $ 28.8       $ 28.5      $ 28.4     $ 28.3
      Net investment income          21.9         22.0        22.1       22.1
      Income before income taxes     13.7         14.7        13.8       15.9
      Net income                      9.5          9.0         9.4       10.0
      Net income per share             .54          .51         .54        .57

                                                                     Schedule I

                          HOME BENEFICIAL CORPORATION
                                 (CONSOLIDATED)

       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                              At December 31, 1996


       Column A                        Column B      Column C     Column D
       --------                        --------      --------     --------
                                                                 Amount at
                                                                 which shown in
    Type of Investment                   Cost          Value    balance sheet
    ------------------                   ----          -----    -------------
                                                  (In millions)
Fixed maturity securities
   available-for-sale:
   Bonds and notes:
     United States Government
       and government agencies
       and authorities                  $   29.9     $  32.6      $   32.6
     States, municipalities
       & political subdivisions            381.4       392.7         392.7
     Foreign governments                    21.5        22.5          22.5
     Public utilities                      246.0       256.5         256.5
       All other corporate                  71.4        74.3          74.3
   Redeemable preferred stock                 .8          .8            .8
                                        --------     -------      --------

       Total fixed maturities              751.0     $ 779.4         779.4
                                        --------     =======      --------

Equity securities available-for-sale:
   Common stocks:
     Public utilities                         .6     $   1.7           1.7
     Banks, trust and insurance companies    2.4         8.2           8.2
       Industrial, miscellaneous and other   5.0        24.2          24.2
   Nonredeemable preferred stocks             .5          .6            .6
                                        --------     -------      --------

        Total equity securities              8.5     $  34.7          34.7
                                        --------     =======      --------

Mortgage loans on real estate              375.0                     375.0
Policy loans                                55.0                      55.0
Other long-term investments                  9.8                       9.8
Short-term investments                      31.4                      31.4
                                        --------                  --------
        Total investments               $1,230.7                  $1,285.3
                                        ========                  ========

                                                                    Schedule II


                          HOME BENEFICIAL CORPORATION
                                (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                           December 31, 1996 and 1995



                                                    1996         1995
                                                    ----         ----
                                                      (In millions)
ASSETS
Cash and cash equivalents                         $   1.7       $   1.5
Investment in subsidiaries, at equity               542.1         535.6
Other assets                                          5.2           5.2
                                                  -------       -------

                                                  $ 549.0       $ 542.3
                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                       $    .4       $    .2

Stockholders' equity (*)
Capital stock:
   Class A Common Stock, Voting, $.3125 par
     value 12,800,000 shares authorized;
     8,060,660 issued at December 31, 1996
     and 8,446,200 issued at December 31, 1995        2.5           2.6

   Class B Common Stock, Non-Voting,
     $.3125 par value, 19,200,000 shares
     authorized; 8,992,910 issued at
     December 31, 1996 and December 31, 1995          2.8           2.8
                                                  -------       -------

       Total capital stock                            5.3           5.4

   Unrealized gains on available-for-sale
      securities of subsidiaries
     less deferred income taxes                      36.6          48.2
   Retained earnings                                506.7         488.5
                                                  -------       -------
      Total stockholders' equity                    548.6         542.1
                                                  -------       -------
                                                  $ 549.0       $ 542.3
                                                  =======       =======


(*)  See Notes 6 and 7 to Consolidated Financial Statements

                                                                   Schedule II


                          HOME BENEFICIAL CORPORATION
                                (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994


                                              1996        1995        1994
                                              ----        ----        ----
                                                      (In millions)
Revenues:
   Dividends from subsidiaries               $ 24.4     $ 17.4       $ 22.3
   Other investment income                      1.2        1.1          1.0
                                             ------     ------       ------
     Total Revenues                            25.6       18.5         23.3

Expenses:
   Operating and administrative                 1.4         .7           .8
                                             ------     ------       ------

Income before income taxes and
   equity in undistributed income
   of subsidiaries                             24.2       17.8         22.5

Income taxes - current                           .1         .1           .1
                                             ------     ------       ------

Income before equity in
   undistributed income of
   subsidiaries                                24.1       17.7         22.4

Equity in undistributed income
   of subsidiaries                             18.3       20.2         13.8
                                             ------     ------       ------

Net income                                   $ 42.4     $ 37.9       $ 36.2
                                             ======     ======       ======

                                                                   Schedule II


                          HOME BENEFICIAL CORPORATION
                                (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994



                                                         1996          1995      1994
                                                         ----          -----     ----
                                                                  (In millions)
Increase (Decrease) in Cash and Cash Equivalents (*)

Operating activities:
   Net income                                           $ 42.4        $ 37.9   $ 36.2
   Adjustments to reconcile net income to
     net cash provided from operating activities:
       Undistributed net income of subsidiaries          (18.3)        (20.2)   (13.8)
       Other                                                .4            .1       .3
                                                        ------        ------   ------
          Net cash provided by operating activities       24.5          17.8     22.7

Investing activities:
   Additional investment in subsidiary                      --            --     (1.5)
                                                        ------        ------   ------
          Net cash used in investing activities             --            --     (1.5)
Financing activities:
   Purchase of common stock                               (9.3)         (2.8)    (7.7)
   Cash dividends to stockholders                        (15.0)        (14.5)   (14.1)
                                                        ------        ------   ------

          Net cash used in financing activities          (24.3)        (17.3)   (21.8)
                                                        ------        ------   ------

Increase (Decrease) in cash and cash equivalents            .2            .5      (.6)

Cash and cash equivalents, beginning of year               1.5           1.0      1.6
                                                        ------        ------   ------

Cash and cash equivalents, end of year                  $  1.7        $  1.5   $  1.0
                                                        ======        ======   ======



(*) Short-term investments, which consist of investments with maturities of 30 days or less, are considered cash equivalents

                                                                   Schedule IV

                          HOME BENEFICIAL CORPORATION
                                 (CONSOLIDATED)
                                  REINSURANCE
                  Years Ended December 31, 1996, 1995 and 1994


 Column A            Column B    Column C     Column D       Column E   Column F
 --------            --------    --------     --------       --------   --------
                                                                          % of
                                  Ceded        Assumed                   amount
                      Gross      to other     from other       Net       assumed
                      amount     companies    companies       amount     to net
                                            (In millions)

1996:
 Life insurance
  in force           $4,865.0      $70.0      $6,954.1       $11,749.1    59.2%
                     ========      =====      ========       =========    ====

 Premiums:
   Life insurance    $   91.4      $  .4      $   22.9       $   113.9    20.1%
   Accident and
    health insurance      2.6         --           1.1             3.7    29.7
                     --------      -----      --------       ---------    ----


     Total premiums  $   94.0      $  .4      $   24.0       $   117.6    20.4%
                     ========      =====      ========       =========    ====

1995:
 Life insurance
  in force           $4,774.0      $84.9      $6,036.8       $10,725.9    56.3%
                     ========      =====      ========       =========    ====

 Premiums:
   Life insurance    $   87.7      $  .4      $   18.1       $   105.4    17.2%
   Accident and
    health insurance      7.8         --            .8             8.6     9.3
                     --------      -----      --------       ---------    ----

     Total premiums  $   95.5      $  .4      $   18.9       $   114.0    16.6%
                     ========      =====      ========       =========    ====

1994:
 Life insurance
   in force          $4,641.8      $96.6      $5,678.6       $10,223.8    55.5%
                     ========      -----      ========       =========    ====

 Premiums:
   Life insurance    $   88.3      $  .5      $   19.2       $   107.0    17.9%
   Accident and
     health insurance     8.4         --            .7             9.1     7.7
                     --------      -----      --------       ---------    ----

     Total premiums  $   96.7      $  .5      $   19.9       $   116.1    17.1%
                     ========      =====      ========       =========    ====

                                   SIGNATURES


Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BENEFICIAL CORPORATION
---------------------------
Registrant

By:     H. D. Garnett
   -----------------------------------
Vice President and Controller, 2/18/97


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

R. W. Wiltshire
-------------------------------------------
Chairman of the Board and Director, 2/18/97

L. W. Richardson
--------------------------------------------
Retired Vice President and Director, 2/18/97

R. W. Wiltshire, Jr.
--------------------------------------------------------
President, Chief Executive Officer and Director, 2/18/97

J. M. Wiltshire, Jr.
-------------------------------
Secretary and Director, 2/18/97

W. B. Wiltshire
------------------------------------
Vice President and Director, 2/18/97

H. D. Garnett
------------------------------------------------
Vice President, Controller and Director, 2/18/97

G. T. Richardson
------------------------------------
Vice President and Director, 2/18/97

W. G. Hancock
-----------------------------
Counsel and Director, 2/18/97

D. N. Hoppes
-----------------
Director, 2/18/97

                          HOME BENEFICIAL CORPORATION
                               Index to Exhibits
                                 (Items 14(c))

                                                                                Sequential
                                                                                Page Number
EXHIBITS

 2(i) -    Agreement and Plan of Merger, dated as of December 22, 1996, (the
           "Merger Agreement") with American General Corporation and AGC Life
           Insurance Company and the Corporation incorporated herein by reference from December 27, 1996 Form 8-K

 (ii) -    Amendment No. 1, dated as of January 22, 1997, to the Merger
           Agreement                                                                     44

 3(i) -    Restated Articles of Incorporation incorporated herein by reference from December 31, 1993 Form 10-K
 (ii) -    Bylaws incorporated herein by reference from December 31, 1992 Form
           10-K
    4 -    Instruments defining the rights of security holders, including indentures - See Article III of the Restated Articles of
           Incorporation incorporated herein by reference from December 31, 1993
           Form 10-K
    9 -    Voting Trust Agreement dated May 1, 1984, effective May 31, 1984, and
           Voting Trust Extension Agreement dated May 1, 1987, effective May 11,
           1987 incorporated herein by reference from December 31, 1992 Form
           10-K
   10 -    Material Contracts -
          (i)   Consulting and compensation agreement with L. W. Richardson, a
                Director of the Corporation, incorporated herein by reference from December 31, 1992 Form 10-K.
           (ii)  Supplemental Compensation Agreement with R. W. Wiltshire,
                 Chairman of the Board of Directors of the Corporation,
                 incorporated herein by reference from September 30, 1993 Form
                 10-Q.
           (iii) Supplemental Compensation Agreement with J. M. Wiltshire, Jr., a Director and Secretary of the Corporation, incorporated
                 herein by reference from September 30, 1995 Form 10-Q.
           (iv)  Supplemental Retirement Plan                                         45-64
           (v)   Supplemental Executive Retirement Plan                               65-89
           (vi)  Consulting agreement with J. M. Wiltshire, Jr.                          90
   11 -    Statement reference computation of per share earnings
           - Not applicable
   12 -    Statement reference computation of ratios - Not applicable
   13 -    Annual Report to Security Holders - Not applicable
   16 -    Letter reference change in certifying accountant - Not applicable
   18 -    Letter reference change in accounting principles - Not applicable
   21 -    Subsidiaries of the Registrant incorporated herein by reference from December 31, 1995 Form 10-K
   22 -    Published report regarding matters submitted to vote of security holders - Not applicable
   23 -    Consents of experts and counsel
   24 -    Power of Attorney - Not applicable
   27 -    Financial Data Schedule                                                       91
   99 -    Additional exhibits - Not applicable





