Form 10-K/A
period 1996-12-31
HOME BENEFICIAL CORP
filed 1997-03-17
CIK 48174

12/31/96 FORM 10-K/A


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Corporation is primarily engaged in the life insurance business which historically has provided a positive cash flow. By statute, the Life Company is required to invest in high quality securities which provide ample protection for its policyholders. Policy liabilities of the Life Company are predominately long-term in nature and are supported by long and intermediate-term fixed maturity investments and mortgage loans on real estate.

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

The capital resources of the Corporation are dependent upon the ability of its subsidiaries to pay dividends to the Corporation. As disclosed in Note 7 of Notes to the Consolidated Financial Statements, $157 million of consolidated stockholders' equity represents net assets of the Life Company that cannot be transferred in the form of dividends, loans or advances to the Corporation. These restrictions on the Life Company have not affected the ability of the Corporation to meet its financial obligations in the past, nor does management expect them to in the future. For the year ended December 31, 1996, the Life Company could pay the Corporation dividends in the amount of $29 million without prior approval by state regulators.

The Life Company continually matches the investment portfolio to the cash flow demands of the types of insurance being written and maintains adequate cash and short-term investments to meet current cash requirements for policy loans, mortgage loan investment commitments, and voluntary policy terminations. Cash and invested assets exceeded total liabilities by 47% at December 31, 1996 and 1995.

To properly match assets and liabilities, the Life Company primarily invests in intermediate term fixed maturity securities and structures certain mortgage loans to include call provisions. Collectively, these assets accounted for 90% of the Corporation's invested assets for both 1996 and 1995. At December 31, 1996 and 1995, respectively, 92% and 93% of the Life Company's fixed maturity securities had maturities of ten years or less. For these same periods, more than 98% of the Life Company's fixed maturity security portfolio was rated "1", the highest quality category by the National Association of Insurance Commissions. These investment grade securities are deemed to be associated with superior debt paying ability. At December 31, 1996 and 1995, there were no principal and interest payments past due on fixed maturities.

The Life Company's average length to maturity for residential loans and commercial and other loans is 20 years and 13 years, respectively. To provide for its cash flow needs, the Life Company structures substantially all of its commercial mortgage loans with a maturity or a call provision of 10 years and all residential mortgage loans with amortization schedules in excess of 15 years with 10 year call provisions. At December 31, 1996 and 1995 over 99% of the Corporation's mortgage loans were current as to principal and interest.
No mortgage loans were restructured during the year. The Corporation has no debt or material long-term lease commitments. Mortgage loan commitments at December 31, 1996 were approximately $14 million.

Cash flow from operations continues to provide the principal source of the Corporation's liquidity. For each of the three years ended December 31, 1996, 1995 and 1994, cash provided by operating activities has exceeded $45 million. The Corporation has no plans which would significantly affect these trends and thus believes that it can meet both its short- and long-term capital needs.

Effective December 31, 1993 the National Association of Insurance Commissioners adopted Risk-Based Capital (RBC) requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, and other business factors. The RBC formula will be used by states as an early warning tool to identify companies that potentially are inadequately capitalized for the purpose of initiating regulatory action. The Life Company's statutory adjusted capital substantially exceeds the authorized control level of the RBC requirement.

On December 22, 1996 the Corporation's Board of Directors approved the merger of the Corporation with and into a wholly owned subsidiary of American General Corporation. Subject to shareholder approval and regulatory consents, the transaction is expected to close during April of 1997.

Results of Operations

Premiums
                                         1996     1995    1994
               Individual premiums      $ 88.4  $ 86.1  $ 87.4
               Group premiums             29.2    27.9    28.7
               Total premiums           $117.6  $114.0  $116.1

Premium revenues increased $3.6 million or 3% in 1996 over 1995. In 1995, premium revenues decreased $2.1 million or 2% compared to 1994. Individual premiums increased $2.3 million or 2.6% in 1996 over 1995 reflecting increased sales in the second half of 1995 and in 1996. The decrease in 1995 individual premiums compared to 1994 is primarily due to the fact that while 1995 sales were up over 1994, such sales were heavily weighted toward the second half of the year. Group premiums were up $1.3 million in 1996 compared to 1995 which was down $0.8 million compared to 1994. The increase in 1996 is due primarily to increased participation and growth in a large group life insurance program in which the Life Company participates as a reinsurer. Premiums related to the Life Company's participation in this program increased from $18.1 million in 1995 to $23.0 million in 1996. This increase offset a decrease in group accident and health premiums, which were down approximately $5 million for 1996 compared to 1995 and 1994. The decrease for 1996 resulted from the Corporation not recognizing accident and health premiums from its employee medical plan for 1996. This medical plan is a trusteed plan with an independent claims administrator and all payments are charged directly to operating expenses with employee contributions credited against the expense. Non-recognition of these premiums has no effect on net income since accident
and health benefits paid were decreased by the same amount.     Total accident
and health premiums, including group and individual premiums, have historically accounted for less than 10% of premium revenues. The decrease in group premiums for 1995 was primarily due to a decline in life premiums recognized from participation in a large group reinsurance contract.

Other
Net investment income, excluding realized investment gains, amounted to $89.4 million for 1996 compared to $88.1 million and $84.8 million for 1995 and 1994, respectively. The improvement for both 1996 and 1995 resulted from growth in investment assets. Net investment income for 1994 was affected by a downward trend experienced in portfolio interest rates during 1993. Also, during the period April, 1991 through July, 1994, the Corporation used $34 million of internally generated funds to repurchase 1.5 million shares of its common stock. During 1996, the Corporation used $9.3 million of internally generated funds to repurchase 0.4 million shares of its common stock.
Realized investment gains and losses for 1995 and 1994 were insignificant. Realized investment gains of $6.9 million were recognized for 1996 and resulted primarily from the sale of equities.

Amortization of deferred policy acquisition costs increased $4.8 million for 1996. By comparison, 1995 declined $0.9 million from 1994 results. Increased individual policy terminations along with increased deferred costs on increased production produced the increase for 1996. Terminations of current year issues, prior year issues and second preceding year issues for 1996 measured on the basis of present value of future premiums in force were 21.1%, 30.4%, and 16.7% in 1996 compared to 18.2%, 27.4%, and 14.3% in 1995. While persistency rates are influenced by many factors, management does not expect individual policy terminations to continue at the 1996 level.
Several factors contributed to the decrease in commission and related sales expenses in 1996 compared to 1995 and 1994. A new rate book went into effect on January 1, 1996 which along with market factors contributed to a significantly higher percentage (28.4% in 1996 compared to 16.1% and 14.4% for 1995 and 1994) of premiums on 1996 issues being direct bill premiums versus agency serviced business. This resulted in an increased proportion of incurred commissions and related sales expenses that were deferred as compared to prior years. Costs deferred meet the test of being related directly to and varying with the production of new business and are recoverable from anticipated future premiums.

General expenses for 1996 increased $2.4 million or 9% when compared to 1995, returning to the 1994 level. The $2.5 million decrease in 1995 resulted primarily from favorable claims experience in the retired employee health plan. Although retiree health plan expense increased to approximately its 1994 level for 1996, management expects the increased use of managed care techniques and other factors to have a favorable impact on retiree health plan costs in the future.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report Amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

HOME BENEFICIAL CORPORATION
Registrant

By: H. D. Garnett
    H. D. Garnett, Vice President and Controller